Form 10-Q
period 1996-03-31
GRAPHIC CONTROLS CORP
filed 1996-05-17
CIK 43134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________

                                   FORM 10-Q
                           _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the transition period from         to

                        Commission file number:  0-2349

                         GRAPHIC CONTROLS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW YORK                                                16-0834173
- -----------------------------                                ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

189 VAN RENSSELAER STREET, P.O. BOX 1271, BUFFALO, NY               14240
- -----------------------------------------------------           -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:  (716) 853-7500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]         No [ ]

At the date of this filing, there were 100 shares, par value $1.00 per share of common stock outstanding, all of which was owned by Graphic Holdings, Inc.

                         GRAPHIC CONTROLS CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                                               PAGE NO.
                                                                                               --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets

      March 31, 1996 and December 31, 1995..................................................      1

      Condensed consolidated statements of income
      -- three months ended March 31, 1996 and 1995.........................................      2

      Condensed consolidated statements of cash flow
      -- three months ended March 31, 1996 and 1995.........................................      3

      Notes to condensed consolidated financial statements
      -- March 31, 1996.....................................................................    4-5


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................................    6-7



    PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Report on Form 8-K...............................................    8



    Signature...............................................................................    9

PART I.  FINANCIAL INFORMATION

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31    MARCH 31
                                                            1995         1996
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                                ASSETS

Current Assets:
 Cash and cash equivalents............................     $  1,481     $   (726)
 Accounts receivable, net.............................       25,430       31,393
 Inventories..........................................       22,009       29,347
 Other................................................          858        1,978
                                                           --------     --------
   Total current assets...............................       49,778       61,992
Property, plant and equipment:
 Land.................................................        1,097        1,097
 Buildings and improvements...........................        7,766        9,998
 Machinery and equipment..............................       12,976       24,225
                                                           --------     --------
                                                             21,839       35,320
 Less accumulated depreciation........................          585        2,154
                                                           --------     --------
                                                             21,254       33,166
Deferred income taxes.................................          581          580
Goodwill, net.........................................      164,719      231,172
Financing costs, net..................................        9,203       12,016
Purchase escrow.......................................           --        5,657
Patents...............................................           --        5,243
Other assets..........................................        5,377        6,753
                                                           --------     --------
                                                           $250,912     $356,579
                                                           ========     ========

    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Accounts payable.....................................     $ 10,186     $ 13,378
 Employees' compensation..............................        5,561        6,480
 Accrued expenses.....................................        6,797        7,954
 Income taxes payable.................................          357        1,204
 Deferred income taxes................................          679          679
 Current portion of long-term debt....................        2,131        3,933
                                                           --------     --------
   Total current liabilities..........................       25,711       33,628
Long-term debt........................................      158,000      222,616
Other non-current liabilities.........................       15,702       16,615
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       50,866       82,366
 Retained earnings....................................          804        1,470
 Equity adjustment from foreign currency translation..         (171)        (116)
                                                           --------     --------
   Total shareholder's equity.........................       51,499       83,720
                                                           --------     --------
                                                           $250,912     $356,579
                                                           ========     ========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED, IN THOUSANDS)

                                                     PRE-ACQUISITION
                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                     MARCH 31, 1995        MARCH 31, 1996
                                                     ---------------       --------------

  Net sales.....................................          $43,555              $50,605

  Cost of sales.................................           23,230               27,687
  Selling, general and administration expenses..           12,439               16,546
                                                          -------              -------
                                                           35,669               44,233
                                                          -------              -------

  Operating income..............................            7,886                6,372

  Interest income...............................               24                   14
  Interest expense..............................           (1,121)              (4,545)
                                                          -------              -------

  Income before income taxes....................            6,789                1,841

  Income tax expense............................            2,658                1,175
                                                          -------              -------

  Net income....................................          $ 4,131              $   666
                                                          =======              =======

    See accompanying notes to condensed consolidated financial statements.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                     PRE-ACQUISITION
                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                     MARCH 31, 1995          MARCH 31, 1996
                                                     ---------------         --------------

Operating activities:
  Net income....................................          $ 4,131             $     666
  Depreciation and amortization.................            1,685                 3,010
  Changes in assets and liabilities.............           (1,657)               (3,781)
                                                          -------             ---------

                                                            4,159                  (105)
                                                          -------             ---------
 Investing activities:
  Additions to property, plant and equipment....             (357)               (1,020)
  Purchase of Devon Industries, Inc. - Note C.                 --               (99,000)
                                                          -------             ---------
                                                             (357)             (100,020)
                                                          -------             ---------
 Financing activities:
  Repayment of senior debt......................           (4,986)               (1,082)
  Proceeds from senior bank facilities..........               --                67,500
  Proceeds from additional paid in capital......               --                31,500
                                                          -------             ---------
                                                           (4,986)               97,918
                                                          -------             ---------

 Decrease in cash and cash equivalents..........          $(1,184)            $  (2,207)
                                                          =======             =========

    See accompanying notes to condensed consolidated financial statements.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996



 NOTE A - BASIS OF PRESENTATION


 The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



 NOTE B - INVENTORIES


 The components of inventory consist of the following (in thousands):

                                            DECEMBER 31  MARCH 31
                                               1995        1996
                                            -----------  --------

       Raw materials................            $ 6,924   $11,128
       Work in process..............              1,239     1,627
       Finished products............             13,846    16,592
                                                -------   -------
                                                $22,009   $29,347
                                                =======   =======

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996



 NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

    On February 28, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation. Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was approximately $99 million, including estimated expenses of $5 million, and up to $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. The pro forma unaudited results of operations for the three months ended March 31, 1996 and March 31, 1995, assuming consummation of the purchase and related financing as of January 1, 1995, are as follows:


                              THREE MONTHS  ENDED MARCH 31
                                  1995           1996
                              ------------  --------------

      Net sales............        $63,276         $61,849

      Net income...........          2,148           1,362


 NOTE D - CONTINGENT MATTERS

    In accordance with an agreement with the Pennsylvania Department of Environmental Resources, the Company is required to perform certain environmental removal and remediation actions at its former coating facility located in Pittsburgh, Pennsylvania. The estimated costs of performing these procedures, including ongoing operation and monitoring, of $1,026,000 was provided in 1993. The Company has completed removal and remediation according to the agreement and is currently monitoring the impact of the actions taken. Although the ultimate costs of performing the required work may differ from the amount currently estimated, management does not believe that any such variances would be material to the financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

      FIRST QUARTER ENDED MARCH 31, 1996 COMPARED TO FIRST QUARTER ENDED
                                MARCH 31, 1995


The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1996 and 1995:

                                                       PRE-ACQUISITION
                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                MARCH 31, 1996         MARCH 31, 1995
                                --------------         --------------

Sales......................        100.0%                    100.0%
Gross profit...............         45.3%                     46.6%
Operating expenses.........         32.6%                     28.4%
Operating income...........         12.6%                     18.1%

NET SALES. Net sales for the first quarter 1996 increased by $7.1 million or 16.3% from $43.6 million in 1995 to $50.6 in 1996. $6.0 million of the increase was attributable to the acquisition of Devon Industries, Inc. ("Devon") on February 29, 1996. Sales of Graphic Controls' North American medical products increased by 9.2% over the prior period primarily due to continued strong demand for electrode and diagnostic imaging products. Partially offsetting this increase was a reduction in sales of cable and leadwires and industrial chart sales as compared to the prior period in 1995 when both products experienced higher than normal sales. Sales of cables and leadwires in the first quarter of 1995 were positively impacted by increased marketplace demand due to a shift to safety product that began in 1994. Also in the first quarter of 1995, sales of industrial charts were positively impacted by a strong backlog at the beginning of the year. This backlog was attributable to the closing of the Company's manufacturing facility in Clayton, New York in the fourth quarter of 1995 and the acquisition of Leeds & Northrup products in the second half of 1994.

GROSS PROFIT. Gross profit increased by $2.6 million or 12.8% from $20.3 million in the first quarter of 1995 to $22.9 million in the first quarter 1996. The increase was primarily attributable to the acquisition of Devon. Gross profit as a percentage of sales declined from 46.6% in 1995 to 45.3% in 1996. The decrease was primarily due to the increased sales of lower margin medical products and the unfavorable sales volume at Tronomed. The Company has decided to relocate Tronomed manufacturing from San Juan Capistrano, California into the Cherry Hill, New Jersey plant. Implementation of the plan will begin in April, and integration is scheduled to be completed in the fourth quarter of this year.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased by $4.1 million or 33.1% from $12.4 million for the prior period in 1995 to $16.5 million in 1996. $2.5 million of the increase was due to the acquisition of Devon. In addition, goodwill expense increased by $1.4 million over the prior period due Bessemer Holdings, L.P.'s acquisition of the Company and Devon. Regarding the Devon acquisition, the Company announced a plan to consolidate the sales forces, distribution systems, marketing departments and administrative functions of Devon and Graphic Controls which will result in savings in excess of $4 million annually once the integration is completed.

OPERATING INCOME. Operating Income declined by $1.5 million or 19% from $7.9 million in the first quarter 1995 to $6.4 million in the first quarter 1996. The decrease is primarily the result of the increased amortization associated with the foregoing acquisitions.

LIQUIDITY AND CAPITAL RESOURCES. During the first quarter ended March 31, 1996, the Company's cash and cash equivalents decreased by $2.2 million to $(.7) million. The primary reason for the decrease was spending for additions to property, plant and equipment of $1.0 million and repayment of senior debt of $1.1 million. The Company anticipates that its cash flow from operations and existing lines of credit will be sufficient to meet normal operating requirements for 1996.

On February 29, 1996, the Company acquired Devon for approximately $99 million including expenses. The transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. The required amortization payments under the Company's revised Senior Bank Credit Agreement are $1.8 million for the remainder of 1996, $9.4 million in 1997, $12.1 million in 1998, $13.3 million in 1999, and $14.3 million in 2000. At March 31, 1996, the Company was in compliance with all of the bank covenant requirements.

 PART II.  OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

 Exhibit No.                            Description
 -----------                            -----------

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

    3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

    4.1 Indenture, dated as of September 15, 1995, between the Company and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

    4.2 Exchange and Registration Rights Agreement, dated September 28, 1995, between the Company and Chemical Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

    4.3 Form of 12% Senior Subordinated Notes due 2005 of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

   10.1 Commercial Lease between Acadia Properties, Inc. and the Company dated November 1, 1984, as modified (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

   10.2 Share Purchase Agreement dated as of December 23, 1995, among the Company, Dan S. Sandel and the selling shareholders named therein (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).

   27          Financial Data Schedule*


 *Filed herewith.


 (b) Reports on Form 8-K

     On March 14, 1996, the Company filed a Current Report on Form 8-K reporting the consummation on February 29, 1996 of the acquisition of all of the outstanding common stock of Devon. In connection with this Report, the Company filed financial statements of Devon as of December 30, 1994 and December 31, 1993 and for the years ended December 30, 1994 and December 31, 1993 and for the years ended December 30, 1994, December 31, 1993 and December 25, 1992, and interim unaudited financial statements of Devon for the nine month periods ended September 30, 1995 and September 30, 1994. In connection with this Report, the Company also filed pro forma financial information consisting of pro forma balance sheet data as of September 30, 1995 and pro forma statement of operations data for the year ended December 31, 1994 and the nine month period ended September 30, 1995, which pro forma financial information was incorporated by reference into the Report from the Prospectus forming a part of the Company's Registration Statement on Form S-4 (file number 33-99094).

 SIGNATURE

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Graphic Controls Corporation
                                -------------------------------------------




 Date __________________       ___________________________________________
                               Anthony W. Borowicz, Vice President-Finance
                               (Principal Financial Officer and Duly Authorized
                               Officer)

                                 EXHIBIT INDEX

 Exhibit No.                                   Description                              Page
 -----------                                   -----------                              ----
   3.1          Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-4 (File No. 33-99094)).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No.
                33-99094)).

   4.1 Indenture, dated as of September 15, 1995, between the Company and United States Trust Company of New York, as Trustee
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form S-4 (File No. 33-99094)).

   4.2          Exchange and Registration Rights Agreement, dated September 28,
                1995, between the Company and Chemical Securities Inc.
                (incorporated by reference to Exhibit 4.2 to the Company's
                Registration Statement on Form S-4 (File No. 33-99094)).

   4.3          Form of 12% Senior Subordinated Notes due 2005 of the Company
                (incorporated by reference to Exhibit 4.3 to the Company's
                Registration Statement on Form S-4 (File No. 33-99094)).

  10.1 Commercial Lease between Acadia Properties, Inc. and the Company dated November 1, 1984, as modified (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
                S-4 (File No. 33-99094)).

  10.2 Share Purchase Agreement dated as of December 23, 1995, among the Company, Dan S. Sandel and the selling shareholders named therein (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 33-
                99094)).

  27            Financial Data Schedule*

 *Filed herewith.