Form 10-Q
period 1996-06-30
GRAPHIC CONTROLS CORP
filed 1996-08-14
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the quarterly period ended June 28, 1996

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      June 28, 1996 and December 31, 1995...................................................      1

      Condensed consolidated statements of income
      -- three months ended June 28, 1996 and 1995
         six months ended June 28, 1996 and 1995............................................      2

      Condensed consolidated statements of cash flow
      -- six months ended June 28, 1996 and 1995............................................      3

      Notes to condensed consolidated financial statements
      -- June 28, 1996......................................................................      4-5


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................................      6-7


    Signature...............................................................................      8


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31     JUNE 28
                                                            1995          1996
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $  1,481     $   (181)
 Accounts receivable, net.............................       25,430       33,487
 Inventories..........................................       22,009       29,212
 Other................................................          858        2,191
                                                           --------     --------
   Total current assets...............................       49,778       64,709
Property, plant and equipment:
 Land.................................................        1,097        1,097
 Buildings and improvements...........................        7,766       10,297
 Machinery and equipment..............................       12,976       25,802
                                                           --------     --------
                                                             21,839       37,196
 Less accumulated depreciation........................          585        3,975
                                                           --------     --------
                                                             21,254       33,221
Deferred income taxes.................................          581          581
Goodwill, net.........................................      164,719      230,679
Financing costs, net..................................        9,203       11,847
Purchase escrow.......................................           --        5,657
Patents...............................................           --        5,235
Other assets..........................................        5,377        7,002
                                                           --------     --------
                                                           $250,912     $358,931
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Accounts payable.....................................     $ 10,186     $ 17,820
 Employees' compensation..............................        5,561        6,860
 Accrued expenses.....................................        6,797        5,981
 Income taxes payable.................................          357        1,424
 Deferred income taxes................................          679          679
 Current portion of long-term debt....................        2,131        2,737
                                                           --------     --------
   Total current liabilities..........................       25,711       35,501
Long-term debt........................................      158,000      222,414
Other non-current liabilities.........................       15,702       17,702
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       50,866       82,366
 Retained earnings....................................          804        1,184
 Equity adjustment from foreign currency translation..         (171)        (236)
                                                           --------     --------
   Total shareholder's equity.........................       51,499       83,314
                                                           --------     --------
                                                           $250,912     $358,931
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended June 28,   Six Months Ended June 28,
                                             Pre-Acquisition               Pre-Acquisition
                                                   1995         1996            1995         1996
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   43,570   $   62,828       $  87,125    $ 113,433


 Cost of sales.................................     23,893       34,814          47,123       62,501
 Selling, general and administration expenses..     12,523       18,783          24,772       33,594
  Amortization expense                                 185        1,956             371        3,673
  Other non-recurring expense..................         37        1,448              41        1,466
                                                 ----------   ----------       ---------    ---------
                                                    36,638       57,001          72,307      101,234


 Operating income..............................      6,932        5,827          14,818       12,199

 Interest income...............................         21            9              45           23
 Interest expense..............................       (991)      (5,453)         (2,112)      (9,998)
                                                 ----------   ----------       ---------    ---------
 Income before income taxes....................      5,962          383          12,751        2,224


 Income tax expense............................      1,890          669           4,548        1,844
                                                 ---------    ----------       ---------    ---------
 Net income (loss)............................. $    4,072   $     (286)      $   8,203    $     380
                                                 ==========   ==========       =========    =========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                      PRE-ACQUISITION
                                                      SIX MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30, 1995         JUNE 28, 1996
                                                      ---------------        --------------

Operating activities:
  Net income....................................          $ 8,203             $     380
  Depreciation and amortization.................            3,377                 6,809
  Changes in assets and liabilities.............           (1,601)               (3,655)
                                                          --------             ---------

                                                            9,979                 3,534
                                                          --------             ---------
 Investing activities:
  Additions to property, plant and equipment....             (924)               (2,716)
  Purchase of Devon Industries, Inc. - Note C.                 --               (99,000)
                                                          --------            ----------
                                                             (924)             (101,716)
                                                          --------            ----------
 Financing activities:
  Repayment of senior debt......................          (10,217)               (2,480)
  Proceeds from senior bank facilities..........               --                67,500
  Proceeds from additional paid in capital......               --                31,500
                                                          --------             ---------
                                                          (10,217)               96,520
                                                          --------             ---------

 Decrease in cash and cash equivalents..........          $(1,162)            $  (1,662)
                                                          ========             =========

    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 28, 1996



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



 NOTE B - INVENTORIES


 The components of inventory consist of the following (in thousands):

                                             DECEMBER 31  JUNE 28
                                                1995        1996
                                             -----------  --------

       Raw materials................            $ 6,924   $11,321
       Work in process..............              1,239     1,576
       Finished products............             13,846    16,312
                                                -------   -------
                                                $22,009   $29,212
                                                =======   =======

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 28, 1996



 NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

    On February 29, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation ("Devon"). Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was approximately
 $99 million, including estimated expenses of $5 million, and up to $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. and affiliates thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Devon are included in the consolidated results of the Company from February 29, 1996, the date of the acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period. The pro forma unaudited results of operations for the six months ended June 28, 1996 and June 30, 1995, assuming consummation of the purchase and related financing as of January 1, 1995, are as follows:


                                 SIX MONTHS ENDED JUNE 28
                                    1995          1996
                                -----------    -----------

      Net sales............       $124,304      $124,677

      Net income...........       $  1,295      $  1,065


 NOTE D - CONTINGENT MATTERS

    In accordance with an agreement with the Pennsylvania Department of Environmental Resources, the Company is required to perform certain environmental removal and remediation actions at its former coating facility located in Pittsburgh, Pennsylvania. The estimated cost of performing these procedures, including ongoing operation and monitoring, of $1,026,000 was provided for in 1993. The Company has completed removal and remediation according to the agreement and is currently monitoring the impact of the actions taken. Although the ultimate cost of performing the required work may differ from the amount currently estimated, management does not believe that any such variance would be material to the financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended June 28, 1996 Compared to Three Months Ended June 30, 1995.

Sales for the quarter ended June 28, 1996 were $62,828,000, an increase of $19,258,000 or 44.2% compared to sales of $43,570,000 in the quarter ended June 30, 1995. The increase is primarily the result of incremental sales volume associated with the Devon acquisition which was completed on February 29, 1996 (the "Devon Acquisition").

Cost of Sales increased by $10,921,000 or 45.7% from $23,893,000 in the second quarter 1995 to $34,814,000 in the second quarter 1996. The increase is primarily attributable to the incremental sales volume associated with the Devon Acquisition. Gross profit as a percentage of sales declined from 45.2% in the second quarter 1995 to 44.6% in the second quarter 1996. The decrease is attributable to the change in sales mix between medical and industrial products. Medical products generally have lower margins than industrial products. Medical gross margins, however, improved from the same quarter last year due to the acquisition of higher margin Devon products.

Selling, General & Administrative Expenses increased by $6,260,000 or 50.0% from $12,523,000 in the second quarter 1995 to $18,783,000 in the second quarter 1996. The increase is primarily attributable to the Devon Acquisition. As a percentage of sales, expenses increased to 29.9% from 28.7% in the comparable period of 1995. This ratio is expected to improve in the second half of the year as a result of the elimination of duplicate selling and administrative costs from the Devon organization which did not become effective until June 3, 1996.

Amortization expense increased from $185,000 in the second quarter 1995 to $1,956,000 in the second quarter 1996. The increase is attributable to the higher goodwill expense due to Bessemer Holdings, L.P.'s acquisition of the Company (the "Company Sale") and the Company's subsequent acquisition of Devon.

Non-reoccurring Expense represents one-time costs associated with the consolidation and integration of Devon and other management reorganizations. These costs in the second quarter of 1996 totaled $1,635,000. Management expects these expenses will increase due to other [profit enhancing] initiatives scheduled for the second half of the year.

Operating Income declined by $1,105,000 from $6,932,000 in the second quarter 1995 to $5,827,000 in the second quarter 1996. The decrease is the result of the increased amortization and one-time costs associated with the Company Sale and the Devon Acquisition.

Net Interest Expense increased from $970,000 in the second quarter 1995 to $5,444,000 in the second quarter of 1996. The increase was the result of the increased indebtedness in connection with the Company Sale and the Devon Acquisition.

Six Months Ended June 28, 1996 Compared to Six Months Ended June 30, 1995.

Sales for the six months ended June 28, 1996 increased by $26,308,000 or 30.2% from $87,125,000 in the first half 1995 to $113,433,000 in the first half 1996. The increase is primarily attributable to the incremental sales volume from the Devon Acquisition. However, sales of the base medical North American products (excluding Devon) achieved record levels in the first half of the year. Sales of industrial products declined by 5.3% compared to an exceptionally strong first half of 1995 in which 52.5% of the total 1995 industrial products sales were recorded. International sales were comparable to the prior year period.

Gross Margins declined from 45.9% for the six month ended June 30, 1995 to 44.9% for the six months ended June 28, 1996. The changing sales mix between medical and industrial products was the primary cause for the decrease. Gross margins on medical sales for the first half of 1996 remained the same compared to the prior year period. Industrial gross margins improved compared to the first half, whereas International margins decreased slightly.

Selling, General and Administrative Expenses increased by $8,822,000 from $24,772,000 in the first half of 1995 to $33,594,000 in the first half of 1996. The increase was attributable to the Devon Acquisition. Costs for the base North American operation (excluding Devon) declined compared to last year, reflecting the Company initiatives to reduce administrative expenses.

Amortization expense increased from $371,000 in the first half of 1995 to $3,673,000 in the comparable period in 1996 which reflects the increased goodwill from the Company Sale and the Devon Acquisition.

Operating Income decreased by $2,619,000 to $12,199,000 due to the increased amortization and non-reoccurring expenses pertaining to the Company Sale and the Devon Acquisition. Furthermore, approximately 52% of the 1995 operating income was recorded in the first half due to higher than normal sales of industrial and cable and leadwire sales. These sales normalized in the last half of 1995.

Net Interest Expense increased from $2,067,000 in the first half of 1995 to $9,975,000 in the first half of 1996. Aggregate indebtedness at June 30, 1995 was $225,151,000 which is down $9,000,000 from original borrowings associated with the Company Sale and the Devon Acquisition.

Liquidity and Capital Resources. During the six-month period ended June 28, 1996, the Company's cash and cash equivalents decreased by $1,662,000 to $(181,000). The primary reason for the decrease was spending for additions to property, plant and equipment of $2,716,000 and repayment of senior debt of $2,480,000. The Company anticipates that its cash flow from operations and existing lines of credit will be sufficient to meet normal operating requirements for 1996.

On February 29, 1996, the Company acquired Devon pursuant to the Devon Acquisition for approximately $99 million including expenses. The transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. and affiliates thereof. The required amortization payments under the Company's amended Senior Bank Credit
Agreement (the "Credit Agreement") are $437,000 for the remainder of 1996, $9,400,000 in 1997, $12,100,000 in 1998, $13,300,000 in 1999, and $14,300,000
in 2000. At June 28, 1996, the Company was in compliance with all of the covenant requirements of the Credit Agreement.

 SIGNATURE

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Graphic Controls Corporation
                               -------------------------------------------
                               Registrant



  August 14, 1996              Anthony W. Borowicz
  ------------------           -------------------------------------------
  Date                         Anthony W. Borowicz, Vice President-Finance
                               (Principal Financial Officer and Duly
                               Authorized Officer)