Form 10-Q/A
period 1996-06-30
GRAPHIC CONTROLS CORP
filed 1996-11-13
CIK 43134

UNITED STATES
                   		 SECURITIES AND EXCHANGE COMMISSION
                   		      Washington, D.C.  20549

                   		     _________________________

                        			     FORM 10-Q/A
                    	     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
	     For the quarterly period ended June 28, 1996

                                 				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

            	     For the transition period from         to

                   		  Commission file number:  0-2349

                   		    GRAPHIC CONTROLS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   	    NEW YORK                                           16-0834173
-----------------------------                          ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

189 VAN RENSSELAER STREET, P.O. BOX 1271, BUFFALO, NY               14240
-----------------------------------------------------           -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:  (716) 853-7500
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

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K

	     a.  Exhibits

	     The Exhibit filed as part of this report is listed below:

	     Exhibit No.                       Description
	     -----------                       -----------

      		  27                           Financial Data Schedule

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   					 Graphic Controls Corporation
             					                       -------------------------------------


Date  November 13, 1996                  /s/ Anthony W Borowicz
     -------------------                 -------------------------------------
                                   					 Anthony W. Borowicz,
                                   					 Vice President-Finance
                                   					 (Principal Financial Officer and Duly
                                   					 Authorized Officer)

        				    INDEX TO EXHIBITS


Exhibit No.                             Description
-----------                             -----------

     27                                 Financial Data Schedule