Form 10-Q
period 1996-09-30
GRAPHIC CONTROLS CORP
filed 1996-11-15
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE
    ACT OF 1934.
             For the quarterly period ended September 30, 1996

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      September 30, 1996 and December 31, 1995...................................................      1

      Condensed consolidated statements of income
      -- three months ended September 30, 1996 and 1995
         nine months ended September 30, 1996 and 1995............................................      2

      Condensed consolidated statements of cash flow
      -- nine months ended September 30, 1996 and 1995............................................      3

      Notes to condensed consolidated financial statements
      -- September 30, 1996......................................................................      4-5


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................................      6-7


    Signature...............................................................................      8


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31   SEPTEMBER 30
                                                            1995          1996
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $  1,481     $    142
 Accounts receivable, net.............................       25,430       33,493
 Inventories..........................................       22,009       29,300
 Other................................................          858        1,880
                                                           --------     --------
   Total current assets...............................       49,778       64,815
Property, plant and equipment:
 Land.................................................        1,097        1,097
 Buildings and improvements...........................        7,766       10,376
 Machinery and equipment..............................       12,976       26,397
                                                           --------     --------
                                                             21,839       37,870
 Less accumulated depreciation........................          585        4,406
                                                           --------     --------
                                                             21,254       33,464
Deferred income taxes.................................          581        1,298
Goodwill, net.........................................      164,719      229,223
Financing costs, net..................................        9,203       11,455
Purchase escrow.......................................           --        5,659
Patents...............................................           --        5,207
Other assets..........................................        5,377        7,141
                                                           --------     --------
                                                           $250,912     $358,262
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Accounts payable.....................................     $ 10,186     $ 11,382
 Employees' compensation..............................        5,561        7,727
 Accrued expenses.....................................        6,797        5,533
 Income taxes payable.................................          357        1,399
 Deferred income taxes................................          679          679
 Current portion of long-term debt....................        2,131        5,035
                                                           --------     --------
   Total current liabilities..........................       25,711       31,755
Long-term debt........................................      158,000      225,315
Other non-current liabilities.........................       15,702       18,411
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       50,866       82,366
 Retained earnings....................................          804          631
 Equity adjustment from foreign currency translation..         (171)        (216)
                                                           --------     --------
   Total shareholder's equity.........................       51,499       82,781
                                                           --------     --------
                                                           $250,912     $358,262
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended Sept 30,   Nine Months Ended
Sept
30,
                                              Pre-Acquisition               Pre-Acquisition
                                                   1995         1996            1995         1996
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   40,770   $   62,577       $ 127,895   $ 176,010

 Cost of sales.................................     22,317       33,716          69,440      96,217
                                                ----------   ----------       ---------    --------
    Gross Profit...............................     18,453       28,861          58,455      79,793

 Selling, general and administration expenses..     12,241       18,066          37,013      51,660
 Amortization expense..........................      1,593        2,019           1,964       5,692
 Other nonrecurring expense. ..................        445        3,409             486       4,875
                                                ----------   ----------       ---------    --------
    Total operating expenses...................     14,279       23,494          39,463      62,227
                                                ----------   ----------       ---------    --------
    Operating income...........................      4,174        5,367          18,992      17,566

 Interest income...............................         11            9              56          32
 Interest expense..............................     (1,013)      (5,467)         (3,125)    (15,465)
                                                -----------  ----------        ---------   --------
    Income before income taxes.................      3,172          (91)          15,923      2,133

 Income tax expense............................        320          462            4,868      2,306
                                                 ---------    ----------       ---------    -------
    Net income (loss).......................... $    2,852   $     (553)      $   11,055    $  (173)
                                                ==========   ==========
==========
=======

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                      PRE-ACQUISITION
                                                      NINE MONTHS ENDED      NINE MONTHS
ENDED
                                                      SEPTEMBER 30, 1995     SEPTEMBER 30, 1996
                                                      ------------------     ------------------

Operating activities:
  Net income....................................          $11,055             $    (173)
  Depreciation and amortization.................            6,439                10,538
  Changes in assets and liabilities.............                7                (8,274)
                                                          -------             ---------
    Net cash provided by operations.............           17,501                 2,091
                                                          -------             ---------

 Investing activities:
  Payment of acquisition fees...................           (2,212)                   --
  Net proceeds from sale of product line........              463                    --
  Additions to property, plant & equipment......           (1,505)               (4,637)
  Purchase of Devon Industries, Inc.............               --              (100,513)
                                                          -------             ---------
    Net cash used in investing activities.......           (3,254)             (105,150)
                                                          -------             ---------
 Financing activities:
  Repayment of senior debt......................          (51,178)                   --
  Proceeds from senior bank facilities..........           92,000                 2,720
  Senior bank financing of Devon purchase.......               --                67,500
  Proceeds from additional paid in capital......               --                31,500
  Proceeds from senior subordinated notes.......           75,000                    --
  Financing fees................................           (9,524)                   --
  Dividends paid................................         (118,652)                   --
                                                          -------              --------
    Net cash (used) provided by financing activities      (12,354)              101,720
                                                          -------              --------
  Increase(decrease) in cash and cash equivalents           1,893                (1,339)
  Cash and cash equivalents at beginning of period          1,517                 1,481
                                                          -------              --------
  Cash and cash equivalents at end of period.....         $ 3,410              $    142
                                                          =======              ========



    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



 NOTE B - INVENTORIES


 The components of inventory consist of the following (in thousands):

                                             DECEMBER 31  SEPTEMBER 30
                                                1995        1996
                                             -----------  ------------

       Raw materials................            $ 6,924   $10,908
       Work in process..............              1,239     1,799
       Finished products............             13,846    16,593
                                                -------   -------
                                                $22,009   $29,300
                                                =======   =======

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996



 NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

    On February 29, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation ("Devon"). Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was approximately
 $100 million, including estimated expenses of $6 million, and up to $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. and affiliates thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Devon are included in the consolidated results of the Company from February 29, 1996, the date of the acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period. The pro forma unaudited results of operations for the nine months ended September 30, 1996 and September 30, 1995, assuming consummation of the purchase and related financing as of January 1, 1995, are as follows:


                                 NINE MONTHS ENDED SEPTEMBER 30
                                    1995          1996
                                 -----------    -----------

      Net sales............       $181,351      $187,254

      Net income...........       $  1,049      $   (154)


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

Sales for the three months ended September 30, 1996 were $62.6 million, and an increase of $21.8 million or 53.4% over sales of $40.8 in the three months ended September 30, 1995. $17.8 million of the increase was attributable to the acquisition of Devon Industries, Inc. ("Devon") which was completed on February 29, 1996 (the "Devon Acquisition"). Domestic medical sales excluding Devon-brand sales increased by 14.5% in the three months ended September 30, 1996 over the same period last year. The increase, which was across all major product lines except neurology chart products, was primarily attributable to increased market penetration, new product sales and a normal sales level for Tronomed subsidiary sales as compared to the same period last year. Devon-brand sales, which are primarily sold through medical logistic companies, have been impacted by inventory reduction programs by these distributors aimed at improving their profitability and increasing cash flow, which has resulted in a temporary slowdown of sales for Devon-brand products. Management believes, however, end user demand for Devon-brand products remains consistent with historical growth levels. Industrial product sales decreased by 1.4% in the three months ended September 30, 1996, an improvement compared to the same period last year. International sales increased by 27.8%, partially attributable to incremental Devon-brand sales. In the three months ended September 30, 1996, the Company completed the sale of its Australian subsidiary, and will now sell Graphic Controls-branded products in Australia through two distributors.

Gross profit increased from $18.5 million in the three months ended September 30, 1995 to $28.9 million for the three months ended September 30, 1996. The majority of the increase was due to the Devon Acquisition. Gross margin increased to 46.1% from 45.3% last year. The increase was due to higher margin Devon-brand sales and improved core domestic medical sales margins resulting from increased sales volume. During September 1996, the Company relocated its Tronomed manufacturing operation to its New Jersey facility. This move should provide more efficient coverage of overhead expenses and lower manufacturing costs.

Selling, General & Administrative Expenses increased by $5.9 million or 48.4% from $12.2 million in the three months ended September 30, 1995 to $18.1 million in the three months ended September 30, 1996. Substantially all of the increase was due to the Devon Acquisition. As a percentage of net sales, expenses decreased from 29.9% for the three months ended September 30, 1995 to 28.9% for the same period this year primarily resulting from the elimination of duplicate selling, marketing, and administrative costs resulting from the integration of Devon.


Amortization Expense increased by $.4 million in the three months ended September 30, 1996 to $2.0 million as compared to the same period last year. The increase is attributable to the higher goodwill expense due to Bessemer Holdings, L.P.'s acquisition of the Company in September 1995
(the "Company Sale") and the Devon Acquisition, which was completed in February 1996.

Nonrecurring Expense represents one-time costs associated with the consolidation and integration of Devon, the sale of the Company's Australian subsidiary and relocation of the Company's Tronomed subsidiary to Cherry Hill, New Jersey. These costs in the three months ended September 30, 1996 totaled $3.4 million. Management expects additional expenses to be incurred in the fourth quarter of 1996 due to other initiatives.

Operating Income increased by $1.2 million from $4.2 million in the three months ended September 30, 1995 to $5.4 million for the same period this year. The increase in operating income reflects the Devon Acquisition and the strong growth in the Company's core domestic medical business. Partially offsetting this increase was certain nonrecurring expenses resulting from the initiatives described above. The Company hopes to realize the full effects of such initiatives on operating income in 1997.

Net Interest Expense increased from $1.0 million in the three months ended September 30, 1995 to $5.5 million for the three months ended September 30, 1996. The increase was the result of the increased indebtedness incurred in connection with the Company Sale and the Devon Acquisition which amounted to $234.5 million.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

Sales for the nine months ended September 30, 1996 were $176.0 million, an increase of $48.1 million or 37.6% over sales of $127.9 million for the same period last year. The Devon Acquisition accounted for $41.2 million of this increase. If the Devon Acquisition is given effect, on a pro forma basis, as of January 1, 1995, sales for the nine months ended September 30, 1996 were 1.2% below the same period last year due primarily to inventory reductions by the Company's largest distributors, higher sales rebate reserves and the temporary disruption caused by the integration of the Company's sales force with Devon. Sales of the medical products segment (excluding Devon) increased by 10.7% for the nine months ended September 30, 1996 over the same period last year reflecting strong demand for the Company's products. Industrial product sales decreased by 4.1% for the nine months ended September 30, 1996 compared to the same period last year due to the higher than normal sales in the first half of 1995. International revenues increased by 8.2% for the three months ended September 30, 1996 over the same period last year.

The Gross Profit Margin was 45.3% for the nine months ended September 30, 1996 compared to 45.7% in the same period last year. The decrease was attributable to the changing sales mix between medical and industrial products and lower margins on international product sales.

Selling, General and Administrative Expenses increased to $51.7 million for the nine months ended September 30, 1996 compared to $37.0 million over the same period last year. The majority of the increase for the nine months ended September 30, 1996 is attributable to the effects of the Devon Acquisition. Expense as a percentage of sales for the nine months ended September 30, 1996 remained comparable to the same period last year. The integration of Devon was not completed until July 1996. Expenses relative to sales should decrease in the second half of 1996 (as revealed by results in the third quarter of 1996) as duplicate expenses resulting from the Devon Acquisition are eliminated.

Amortization expense for the nine months ended September 30, 1996 increased to $5.7 million from $2.0 million in the comparable period in 1995 which reflects the increased goodwill from the Company Sale and the Devon Acquisition.

Operating Income for the nine months ended September 30, 1996 decreased by $1.4 million to $17.6 million due to the increased amortization and nonrecurring expenses resulting from the Devon Acquisition and other initiatives undertaken in 1996. Adjusting for the increased amortization and nonrecurring expenses, operating income increased by 31.2% compared to last year.

Net Interest Expense for the nine months ended September 30, 1996 increased from $3.1 million in the same period in 1995 to $15.5 million. The increase is attributable to the Company Sale and the Devon Acquisition.

Liquidity and Capital Resources. Cash flows provided by operations was $2.1 million for the nine months ended September 30, 1996 as compared to $17.5 million for the nine months ended September 30, 1995. Cash flows for 1996 were negatively impacted by the increase in interest expense, payment of restructuring and pension liabilities and higher account receivables.

Net cash used by investing for activities was $105.2 million for the nine months ended September 30, 1996 compared to $3.3 million for the nine months ended September 30, 1995. Cash for the Devon Acquisition approximated $100.5 million. Capital expenditures for the nine months ended September 30, 1996 were $4.6 million.

Cash flows from financing activities were $101.7 million for the nine months ended September 30, 1996. The Devon Acquisition was financed with $31.5 million in cash equity and $67.5 million in new debt. Voluntary and scheduled principal payments for the nine months ended September 30, 1996 amounted to $6 million. The Company's credit facility consists of a $30 million secured revolving line of credit which carries interest rates of 2.5 - 3.0% over LIBOR. Borrowings against the credit facility in the nine months ended September 30, 1996 were $8.7 million. At September 30, the Company was in compliance with all covenant requirement of the Credit Agreement.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits filed as part of this report are listed below:

     Exhibit No.                      Description
     -----------                      -----------------------
          27                          Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Graphic Controls Corporation
                                      -----------------------------




Date November 15, 1996                /s/ Anthony W. Borowicz
     -------------------------        ------------------------

                                      Anthony W. Borowicz,
                                      Vice President - Finance

                                      (Principal Financial Officer and
                                      Duly Authorized Officer)