Form 10-K405
period 1996-12-31
GRAPHIC CONTROLS CORP
filed 1997-03-31
CIK 43134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------
                                   FORM 10-K
                                  ----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM                       TO
                     COMMISSION FILE NUMBER: NOT ASSIGNED
                         GRAPHIC CONTROLS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                         16-0834173
-----------------------------------                         ----------------
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

189 VAN RENSSELAER STREET, P.O. BOX 1271 BUFFALO, NY              14240
-----------------------------------------------------       ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (716) 853-7500
                                                   ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  NONE                                    NONE
 --------------------------------------  --------------------------------------
(TITLE OF EACH CLASS)                           (NAME OF EACH EXCHANGE
                                                  ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
               ------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES   [X]        NO   [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   [X]

AT THE DATE OF THIS FILING, THERE WERE 100 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING, ALL OF WHICH WAS OWNED BY GRAPHIC HOLDINGS, INC. NO VOTING STOCK IS HELD BY NON-AFFILIATES NOR TRADED ON AN ESTABLISHED PUBLIC TRADING MARKET.

                      DOCUMENTS INCORPORATED BY REFERENCE

  NONE

                         GRAPHIC CONTROLS CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
1.   Business............................................................     1
2.   Properties..........................................................    15
3.   Legal Proceedings...................................................    15
4.   Submission of Matters to a Vote of Security Holders.................    15

                                    PART II
5.   Market for the Registrant's Common Equity
     and Related Stockholder Matters.....................................    16
6.   Selected Financial Data.............................................    16
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................    18
8.   Financial Statements and Supplementary Data.........................    22

9.   Changes In and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................    44

                                   PART III
10.  Directors and Executive Officers of the Registrant..................    44
11.  Executive Compensation..............................................    46
12.  Security Ownership of Certain Beneficial Owners
     and Management......................................................    54
13.  Certain Relationships and Related Transactions......................    54

                                    PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Graphic Controls Corporation (the "Company"), wholly-owned by Bessemer Holdings, L.P. and its affiliates (collectively, "Bessemer") and management (through their 100% ownership of Graphic Holdings, Inc. ("Holdings"), of which the Company is a wholly-owned subsidiary), is a leading North American manufacturer and marketer of disposable medical and surgical products and industrial recording supplies. Medical products, which represented 74% of the Company's 1996 net sales, include four principal product lines: (i) patient data supplies, including medical recording charts and diagnostic imaging media, (ii) disposable diagnostic and monitoring electrodes and cables and leadwires used with EKGs, EEGs and other instruments recording vital body functions, (iii) fetal monitoring supplies used in labor and delivery rooms and (iv) Devon(R) brand products used in surgical procedures and for infection control.
Industrial products, which represented 26% of the Company's 1996 net sales, include recording charts and marking systems used in recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current and magnetic and seismic activity.

The Company offers a broad range of products to a large and diverse customer base. The Company has grown through expanded sales of existing products, development of new or modified products and through a series of acquisitions in the medical industry where the Company has been able to leverage its sales and market presence.

In February 1996, the Company acquired all of the outstanding common stock of Devon Industries, Inc., ("Devon") a manufacturer and marketer of disposable medical and surgical supplies, for a cost of $99 million, including expenses of approximately $5 million, and up to an additional $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon Transaction was financed with approximately $67.5 million of bank indebtedness and $31.5 million of new equity provided by Bessemer.

COMPETITIVE STRENGTHS

The Company believes the following factors have been critical to its success to date and will be important in realizing growth in the future:

Leading Manufacturer and Marketer. The Company believes that it is the leading North American manufacturer and marketer of many of its products, including medical charts, diagnostic electrodes, cables and leadwires and industrial recording charts and marking systems. In 1996, net sales of these products represented over 80% of the Company's net sales.

Broad Product Offering. The Company offers a broad range of products, selling more than 90 types of medical products and more than 90 types of industrial products (representing more than 100,000 medical and industrial SKUs). In the medical products industry, the breadth of the Company's product offering has become increasingly important as customers seek to reduce the number of suppliers with whom they conduct business. With respect to the industrial products market, the Company's extensive library of over 98,000 different charts enables it to more effectively service the diverse needs of its customers and often positions the Company as the sole source of supply of many such charts.

Extensive and Focused Sales Organization. The Company has an extensive and experienced sales organization comprised of 115 medical and 47 industrial sales personnel. Unlike many of its competitors, who are primarily original equipment manufacturers, the Company concentrates solely on providing supplies to its customers. This focus enables the Company's sales force to provide its customers with a broad line of supplies that are compatible with a wide range of medical and industrial recording equipment. The composition of the Company's medical products sales organization, which is divided between field sales and telesales forces, permits the Company to effectively and efficiently provide coverage and service to large hospital chains and other GPOs, as well as smaller hospitals, medical practice groups and clinics. The field sales force employs value-added selling techniques, such as on-site training seminars, and enhances the Company's ability to communicate with doctors, nurses and other medical personnel, which provides the Company with valuable feedback on its products. The Company's industrial products sales force, which is divided between field sales and tele salesforces, which the Company believes is the largest sales organization dedicated to selling industrial recording supplies, permits it to effectively service its large base of industrial customers. The Company believes that its extensive and focused sales organizations enable it to achieve strong market penetration for both existing and new products.

Established Relationships with GPOs and JIT Distributors. The Company has contracts with the majority of the 40 national or regional GPOs in North America, sales to which represented more than 50 percent of the Company's 1996 North American medical products net sales. The Company has also established sales relationships with several of the largest national and regional distributors, which effectively act as hospital logistics and purchasing agents. The Company believes that it developed these relationships with distributors earlier than many of its competitors and that these established relationships with GPOs and distributors, together with its broad product offering, position the Company to expand its sales because these large GPOs and distributors are expected to represent an increasing proportion of medical products purchases and to concentrate their purchases with fewer, larger suppliers.

Flexible and Cost-Effective Manufacturing. The Company believes that it is a low-cost producer due to, among other things, volume efficiencies, modern manufacturing techniques and a consistent focus on process improvements. The Company operates diverse types of equipment for the production of recording charts. Much of this equipment has been customized by Company engineers to permit specialized manufacturing applications, such as the manufacture of both medical and industrial recording charts using the same equipment and a production line for the continuous printing of fetal charts, both of which result in significant volume efficiencies. The Company has also developed and built proprietary, high-speed equipment used to manufacture medical electrodes with minimal labor content. The Company continuously applies its engineering expertise in an effort to lower the costs of manufacturing other products. The Company believes that it has the ability to respond quickly and efficiently to specific customer requests and to fabricate a wide variety of customized products, ranging from a simple identification heading being imprinted on a medical chart to a specially packaged diagnostic electrode used for diagnostic cardiac testing.

Customer Service Focus. The Company's large customer service department provides its customers with fast, knowledgeable responses to their inquiries and with fast and accurate order turnaround through its electronic data interchange order system. The Company's flexible manufacturing and nationwide distribution network enable it to ship virtually all its medical product orders within 24-48 hours of receipt.

Experienced Management Team with Significant Equity Stake. Members of the Company's senior operating management have an average of approximately 15 years of experience in designing, manufacturing and marketing disposable medical and industrial recording products. In addition, the senior operating management owns on a fully diluted basis, approximately 10% of the capital stock of Holdings (and indirectly of the Company).

INDUSTRY TRENDS

Medical Products. Healthcare industry trends as well as broader population demographic trends affect the sales of the Company's products. The overriding trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization. In addition, it has caused the consolidation of suppliers, group purchasing organizations (GPOs), distributors and hospital or customer consolidation. For medical device manufacturers, the ability to provide the customer with all of their product needs for a particular application or across a broad product line provides leverage in achieving sole source agreements for product lines. As a result of the foregoing, the Company has pursued a selective acquisition strategy to fill in the gaps in product line offerings. As part of the cost containment effort in healthcare, reducing the length of stay (LOS) in a hospital is a primary goal. Consequently, early diagnosis or prevention of diseases is pursued with an increase in diagnostic testing and minimally invasive surgery. Many of the Company's products are used in diagnostic testing so this trend may increase product usage. Healthcare is more often being provided in a variety of alternate care centers ranging from subacute care to freestanding surgery centers and diagnostic imaging centers as well as doctor's offices and clinics. Hospital consolidation is a result of overcapacity in most areas, and a need to rationalize specialties provided for a given population density. The number of procedures in which the Company's products may be used continue to increase overall, but they are significantly shifting from the acute care or hospital setting into the alternate care channel. Information systems are beginning to be used in hospitals in an effort to reduce redundant testing and paperwork processing. However, much of the effort is still niche focused and not well integrated so as to truly affect cost, improve access to data and deliver more efficient patient care. A paper record at the point of care is still mandatory for clinicians. The focus on the safety of healthcare workers favors the use of disposable, safety products in the operating room as well as in-room sharps containers to avoid potential contamination and the labor and energy required to clean and sterilize equipment or products for re-use.

The market for the Company's products is also affected by the aging population and an increase in high-risk obstetrics. The increasing average age of the population increases the use of cardiology and neurology services including EKG and EEG testing and the use of related products. The rise in high-risk obstetrics results in a higher demand for fetal monitoring services and products.

Industrial Products. The market for industrial charts and marking systems has been and will continue to be affected by the digitization and computerization of industrial recording equipment which, based on the Company's experience, has resulted in declining unit volumes and accelerated industry consolidation as competitors exit the business. The Company believes that the negative impact of continued digitization will be partly mitigated by (i) the large installed base of paper-based industrial recording equipment (estimated at approximately 4.7 million recorders worldwide), (ii) the continued development by many original equipment manufacturers of paper-based recorders and/or digital recorders that include paper chart functions, (iii) the significant cost of converting to digital equipment compared to the limited savings resulting from reduced paper usage and (iv) the continued Federal and state regulatory requirements to maintain hard copy records of processes and business activities. In this market environment, the Company believes that companies with economies of scale and leadership positions in specific product categories or applications are expected to outperform those without such competitive advantages.

COMPANY STRATEGY

The Company's strategic objective is to profitably grow its net sales and market presence in North America and internationally. The Company's operating strategy includes: (i) increasing its market presence in its existing North American disposable medical supplies and industrial recording supplies markets; (ii) leveraging its extensive sales organization through the sale of new medical products acquired, licensed or developed internally; (iii) continuing to increase operating efficiencies; and (iv) expanding its international medical product operations.

Increase North American Market Presence. The Company is focused on increasing its market presence by capitalizing on its competitive strengths, including the breadth and quality of its product lines, the effectiveness of its sales organization and the high level of its customer service. In order to meet the expected growth in diagnostic and preventative medicine, the Company intends to continue to increase its presence by targeting the specific product and service needs of the cardiology, neurology and perinatology disciplines. The Company believes it is currently well-positioned within the disposable medical products industry to benefit from certain industry trends including increased focus on cost containment, end-user preferences for purchasing from medical suppliers having a broad range of products and using disposable products, and certain demographic trends such as an aging population and an increasing rate of high risk births. Additionally, the Company expects to continue to increase its leading position in the industrial recording supplies industry as a result of further industry consolidation, the comprehensive nature of the Company's chart library and the Company's focused sales force.

Leverage Sales Organization through New Product Introductions. The Company's extensive and focused sales organization is one of its primary competitive strengths, providing it with strong customer relations and significant industry and product knowledge. This sales force also enables the Company to effectively sell new products to its existing customer base without incurring significant incremental sales costs. The Company intends to leverage this strength by obtaining new disposable medical products through selective acquisitions, licensing agreements or through internal product development.

 . Acquisitions of New Products. The Company intends to make selective acquisitions of companies and/or individual products in order to augment its existing product lines, add additional product lines or facilitate capacity consolidation and rationalization. In February 1993, the Company acquired Tronomed and Upbeat and began distributing their products through its existing sales force.

 . Internal Development of New Products. Within the last few years, the Company has expanded its new product development activities with the hiring of seven new research and development personnel and has emphasized the integration of customer input into the product development process. The Company's development activities are focused on disposable FDA Class I and II products, which are defined as those medical products which cannot cause death if they malfunction and thus require shorter approval times. This focus enables the Company to bring new products to market faster and to minimize potential product liability exposure. The Company has concentrated on cardiology and perinatology in which it has extensive product knowledge and strong customer relationships. As a result of its recent efforts, the Company expects to introduce several new products in these areas within the next year.

Improve Operating Efficiencies. The Company is continually focused on reducing costs and improving manufacturing and other operating efficiencies in order to increase profitability and enhance its competitive position. As a result of such efforts, the Company believes it is a low cost producer of many of its products. The Company intends to continue to pursue cost reductions through, among other things, increased automation, improved production processes, increased economies of scale from increases in volume and new product introductions and plant consolidations.

Expand International Sales. The Company believes it has significant growth opportunities outside North America, particularly with regard to sales of disposable medical products. In 1996, only approximately 6% of the Company's medical products net sales were made outside North America. Industry sources, however, estimate that over 50% of all medical products are sold in markets outside North America. The Company intends to focus initially on markets in Western Europe, by increasing its sales and marketing efforts and by considering strategic partnerships and joint ventures with local companies.

The foregoing discussion of competitive strengths, industry trends and Company strategy includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals or strategies will be achieved. Important factors that would cause actual results to differ materially from those in the forward looking statements or projections included herein include, among others, the pace and direction of change in the healthcare industry, the degree and pace of digitization and computerization of industrial recording equipment, the development of new products, competitive developments and the timing and extent of the Company's efforts to implement the strategies planned by management.

MEDICAL PRODUCTS

Products

  The Company offers a broad range of medical products to a large customer base. The Company manufactures more than 90 principal types of medical products comprised of approximately 4,000 SKUs. No single product type represented more than 5% of the Company's 1996 net sales.

The table below sets forth certain information concerning the net sales of the Company's medical products for each of the five years in the period ended December 31, 1996.


                                                 Year Ended December 31,
                                 -------------------------------------------------------
                                  1992       1993       1994    1995/(3)/       1996
                                 ------  ------------  ------  -----------  ------------
                                                  (Dollars In Million)

Medical product sales            $68.6   $ 84.8/(2)/   $97.4   $    105.6   $176.6/(4)/
Annual growth percentage/(1)/      4.5%   23.6%/(2)/    14.9%         8.4%         67.2%
Percentage of total net sales     49.4%         56.2%   60.0%        62.1%         74.2%
---------------

(1) Refers to the percentage change in the Company's medical products net sales as compared to those of the prior year.
(2) Includes the Company's acquisition of Tronomed and Upbeat in February 1993, which together contributed net sales of $10.2 million during 1993.
(3) As a result of the Acquisition on September 28, 1995, the 1995 sales consist of the predecessor company's sales for the nine months ended September 28, 1995 and the Company's sales for the three months ended December 31, 1995.
(4) As a result of the Devon acquisition on February 29, 1996, the 1996 sales include of Devon(R) brand sales for the 10 months ended December 31, 1996 of $60.6 million.

The Company's medical products, which represented 74% of its 1996 net sales, are divided into five principal product lines: (i) cardiology and critical care,
(ii) neurology, (iii) perinatology, (iv) infection control, and (v) Devon(R) brand operating room products. Virtually, all of the Company's medical products are disposable, FDA Class I or II devices that are noninvasive or minimally invasive. The Company focuses on this type of medical products in order to enable its customers to reduce labor costs and setup times and to take advantage of shorter FDA approval times and reduced product liability exposure.

Cardiology and Critical Care. The Company's largest medical products line, cardiology and critical care items, consists of recording charts used with a large variety of electronic monitors in cardiology (EKGs) and cardiology electrodes.

The Company believes it is the leading manufacturer and marketer of cardiology medical charts in North America. These recording charts provide hard copy forms of data used by healthcare professionals in the diagnosis of illness and the treatment of patients. Cardiac charts are used for diagnostic EKGs (static, stress testing, ambulatory, echocardiography), pre-surgical patient testing, intensive care unit records, routine check-ups for cardiac (including high blood pressure) patients, in-hospital monitoring, routine check-up and pre-birth monitoring of mothers, sports medicine and physical fitness training, and emergency room care.

The Company's diagnostic and monitoring electrodes product line includes disposable electrodes that self-adhere to a patient's body and are connected to EKG or other medical machines. They are required for both electronic digital and paper-based recording machines which are used for cardiac related testing and monitoring. The Company believes that it is the leading North American manufacturer and marketer of diagnostic electrodes, which are worn for 20 to 30 minutes at a time and are used for resting EKG tests and physical examinations, and a leading North American manufacturer and marketer of monitoring electrodes, which are worn for extended periods of time ranging from 24 hours to 72 hours and are used to monitor heart rates. The Company has recently introduced several new products such as the Q-Trace(R) Gold diagnostic electrode and the LT and MT series monitoring electrodes.

Neurology. The Company's neurology items consists of recording charts and other supplies used with a large variety of electronic monitors in electroencephalography (EEG) testing and monitoring, and this category also includes the diagnostic imaging media (DIM) product family.

Neurology charts are used in EEG departments and sleep analysis laboratories to monitor the electrical activity of the brain to help diagnose many neurological disorders such as epilepsy, narcolepsy, Alzheimer's disease and Parkinson's disease.

Diagnostic imaging media includes print media used for varied applications found in X-Ray, echo, ultrasound, nuclear medicine, endoscopy, cath lab, pathology, micro-surgery and the operating room. It also includes videotapes and audio tapes used in diagnostic testing. Although most products are manufactures by the Company, certain diagnostic imaging media are sourced through other companies.

Perinatology. This category includes fetal monitoring charts, fetal monitoring electrodes, intrauterine pressure catheters, and related accessories.

Fetal monitoring charts are used in antepartum clinics and labor and delivery departments to monitor the fetal heart rate response to uterine contractions.

Fetal monitoring products are used in labor and delivery rooms to monitor the health and condition of mothers and fetuses and new born babies during and after delivery. The Company's products include abdominal belts for the mother, fetal scalp electrodes, disposable leg plates and intrauterine pressure catheters (under the Company's LIFE-TRACE(R) trademark). Many of these products are used in normal births and particularly in high risk births, including those involving mothers over 35 years of age and with medical ailments, drug addictions or other impairments.

Infection Control. The Company's infection control products include Sharps containers and disposable systems used in infection control. These items are collection units used by medical professionals to safely dispose of used and potentially contaminated sharp objects such as needles, syringes, scalpel blades, suture needles, etc. The Company believes that sales of disposable products will continue to grow in response to continuing concerns over hospital personnel safety and controlling spread of infectious diseases that may spread by needle sticks or medical waste.

Devon(R) Brand Operating Room Supplies. Devon-brand products are used in virtually all types of surgical procedures. The product line includes disposable needle and blade counting and containment systems, disposable surgical light handles and covers, surgical markers, instrument protection products, operating utility products, non-sterile surgical supplies, patient positioning devices, and other products. The Company also assembles surgical kits, which include several products used regularly in many surgical procedures.


                                                                     SCHEDULE II

                        VALUATION & QUALIFYING ACCOUNTS
                  GRAPHIC CONTROLS CORPORATION & SUBSIDIARIES
                                (In thousands)

                                    Balance at         Additions                      Balance
                                    Beginning   Charged to  Charged to                at End
     Description                    of Period    Expense    Other Accts  Deductions  of Period
     -----------                    ----------  ----------  -----------  ----------  ---------
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $338       $   16         $49       $   21(1)    $382
  Allowance for returns                 362        2,426                    2,388(2)     400
                                       ----       ------         ---       ------       ----
     Total                             $700       $2,442         $49       $2,409       $782
                                       ====       ======         ===       ======       ====

Period ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $474       $  (43)                  $   93(1)    $338
  Allowance for returns                 334          470                      442(2)     362
                                       ----       ------         ---       ------       ----
     Total                             $808       $  427         $ 0       $  535       $700
                                       ====       ======         ===       ======       ====

Period ended September 28, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $403       $   96                   $   25(1)    $474
  Allowance for returns                 406        1,614                    1,686(2)     334
                                       ----       ------         ---       ------       ----
     Total                             $809       $1,710         $ 0       $1,711       $808
                                       ====       ======         ===       ======       ====

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $420       $  160                   $  177(1)    $403
  Allowance for returns                 512        2,374                    2,484(2)     406
                                       ----       ------         ---       ------       ----
     Total                             $936       $2,534         $ 0       $2,661       $809
                                       ====       ======         ===       ======       ====

(1) Uncollectible accounts written off, net of recoveries.
(2) Returns from customers during the year.

 Customers

  The Company's products are typically sold directly to end user customers or pursuant to supply agreements in which the purchaser specifies whether such products are to be supplied through a national or regional distributor. The Company's healthcare business comprises hospitals, national and regional distributors, group purchasing organizations, integrated healthcare networks, original equipment manufacturers, medical centers, clinics, physicians offices, alternate care facilities, nursing homes and dialysis centers.

 Sales and Marketing

   A primary strength of the Company is its experienced and dedicated 115 person direct sales organization for medical products, consisting of an 88 person acute care field sales force and a 27 person alternate care sales force which is predominately telesales. The field sales force calls on hospitals and large hospital chains as well as GPOs, regional integrated healthcare networks (IHNs) and distributors. The field sales force employs value-added selling techniques, such as in-servicing products and providing cost saving analysis for accounts on a quarterly basis. The sales force facilitates communication with clinicians which helps to obtain customer input for the new product development process, and to identify customer needs for services and programs. Sales are made to end-users in specific hospital departments (e.g., operating room, EKG department, sleep labs, stress and holter, emergency room, intensive care unit, critical care unit, telemetry, labor and delivery) as well as to materials management and infection control personnel. The Company has numerous long-term relationships with customers including contracts with GPOs covering over 60% of all hospital beds in the United States.

  The alternate care sales force calls on specialty dealers for coverage of this extensive and evolving customer base. Telesales member of the alternate care sales force call on the end-user in smaller or remotely located hospitals as well as freestanding surgery centers, multi-specialty group practices, physician's offices, ambulatory care centers, emergency medical services and diagnostic imaging centers.

  The industrial sales force is also augmenting the medical sales of sharps disposal and collection systems by calling on medical waste haulers. The trend in the industry appears to be the bundling of both waste disposal services and the sale of the containers themselves.

  The Company provides marketing support for its sales forces with a mix of direct mail, trade show participation, advertising and other promotional techniques.

INDUSTRIAL PRODUCTS

Products

  The Company has an extensive offering of industrial products. The Company manufactures more than 90 principal types of industrial products comprised of approximately 8,000 stock SKUs and approximately 90,000 nonstock SKUs. No single industrial product type represented more than 4% of the Company's 1996 net sales.

The table below sets forth information concerning the net sales of the Company's industrial products for each of the five years in the period ended December 31, 1996.

                                                                 Year Ended December 31,
                                                                 -----------------------

                                     1992        1993     1994    1995/(1)/       1996
                                 ------------   ------   ------   ----------   -----------
                                                       (Dollars In Million)
Industrial Product sales.......  $       70.3   $ 66.0   $ 64.9   $     64.4          61.4
Annual growth percentage/(3)/..   (9.1)%/(2)/    (6.1)%   (1.7)%        (.8)%        (4.7%)
Percentage of total net sales..          50.6%    43.8%    40.0%        37.9%         25.8

_______________

(1) As a result of the Acquisition on September 28, 1995, the 1995 sales consist of the predecessor company's sales for the nine months ended September 28, 1995 and the Company's sales for the three months ended December 31, 1995.

(2) In February 1992, the Company sold its Mexican operations, which accounted for approximately $2.3 million of industrial product sales in 1991.

(3) Refers to the percentage change in the Company's industrial products net sales as compared to those of the prior year.

The Company's industrial products, which represented 26% of its 1996 net sales, are divided into two principal product lines: (i) industrial recording charts and (ii) marking systems. These industrial products are used for recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current/voltage and magnetic and seismic activity, for purposes such as monitoring and control device process flow, environmental compliance assessment and wastewater monitoring. The Company, which has been engaged in the industrial products business for over 85 years, believes it is the leading manufacturer and marketer of industrial recording charts and marking systems in North America.

The Company's recording charts include a wide combination of printed charts configured in various forms (such as circular, strip, roll and Z-folded) and printed on ink-absorbing, pressure sensitive or thermal papers. The Company's marking systems include the pens and inks used to record relevant information on these recording charts. These products are sold for a large variety of electronic monitors made by recording device companies, including devices manufactured by Honeywell Inc., General Electric Company, The Foxboro Company, Yokogawa Electric Corporation and Leeds & Northrup Company, and provide hard copy forms of data used by customers for monitoring and archiving data. Many of the Company's products are used by customers in their efforts to satisfy compliance obligations imposed by various Federal, state and local governmental regulations. In many cases, the Company believes it is the sole source of supply for certain industrial charts because of its extensive collection of over 100,000 printing plates.

Customers

  The Company has a large, diverse and established customer base of over 60,000 customers, including a variety of participants in the oil and gas, chemical, pulp and paper, electric and gas utility, pharmaceutical, food, aerospace and automotive industries. In addition to end users, the Company's customers include manufacturers of recording equipment who wish to market their own branded supplies and third party regional distributors who offer industrial customers several specialty product lines, including the Company's recording supplies.

  The Company's industrial products sales are made to a highly diversified group of customers representing a variety of industries, which helps protect the Company's business from economic downturns in any one industry. In 1996, the Company's top 20 customers of industrial products accounted for approximately 15% of the Company's industrial products net sales, and no single industrial customer represented more than 3% of such net sales. Customers located in North America accounted for approximately 91% of the Company's 1996 industrial products net sales.

Sales and Marketing

  The Company sells its industrial products directly to industrial customers as well as through private label manufacturers and specialty distributors. The Company employs a 47 person sales organization for its industrial products, consisting of a 52 person field sales force and an 8 person telesales force. The Company believes that it maintains the largest sales organization dedicated to selling industrial recording supplies. Such sales organization, which focuses principally on maintaining and servicing the Company's large existing base of customers, makes sales by calling upon the purchasing and materials managers and engineers in maintenance, manufacturing controls and environmental departments of a variety of industrial customers, including public utilities and oil and gas refineries. The field sales force focuses on larger customers near major cities, while the telesales force covers smaller customers in smaller cities and more geographically dispersed locations.

The Company also concentrates on making sales to private label manufacturers of recording devices, who wish to market the Company's products under their own brand. The Company's sales force works with these manufacturers in customizing the Company's products to meet their particular requirements. Several of these manufacturers have turned over responsibility for the distribution of their products to the Company. Agreements with other customers allow the Company to produce private label products for distribution by both the Company and the customer.

The Company also sells its industrial products to selected regional third party dealers who offer industrial customers several specialty product lines, including the Company's recording supplies. Sales through these dealers generally provides the Company exposure in focused niches where customer size and buying patterns make direct sales a less efficient means of distribution.

INTERNATIONAL SALES

  The Company's business outside of North America, with 1996 sales of $14.1 million or 5.7% of the Company's net sales, is conducted through two operating groups: a Spanish subsidiary which represented approximately 41% of the Company's 1996 international net sales and a Buffalo-based direct/export sales effort which represented approximately 45% of the Company's 1996 international net sales. Through these operating groups, the Company has entered into sales distribution agreements for its products in approximately 87 countries worldwide, including those in Latin America, Continental Europe and the Far East. The Company's direct international business sells through national distributors in the foreign jurisdictions by means of the Company's multi-lingual customer service department and through direct sales presentations conducted by a group of three professionals.

  On September 30, 1996, the Company completed the sale of its Australian medical products and industrial products businesses to two separate buyers, while entering into sales and distribution agreements with both. The Company's Australian subsidiary accounted for approximately 14% of the Company's 1996 international net sales.

MANUFACTURING AND QUALITY ASSURANCE

The Company maintains manufacturing facilities in the United States as well as in each of the foreign countries in which it operates. See "--Properties". Principal manufacturing facilities are in Buffalo, New York (patient data supplies), Gananoque, Ontario (electrode and fetal monitoring supplies), Cherry Hill, New Jersey (marking systems and medical devices), Methuen, Massachusetts (electrode and fetal monitoring supplies), Chatsworth, California (Devon(R) brand products) and Rock Hill, South Carolina (Devon(R) brand products).

  The Company possesses diverse types of equipment for the production of recording charts. The Company has assembled what it believes to be the largest library of chart printing plates in the world. The Company has developed and built automated machinery used in the manufacture of medical electrodes which it believes provides it with a cost advantage over most of its competitors. As fetal monitoring supplies sales increase, the Company is using its manufacturing and engineering expertise developed with charts and electrodes to lower manufacturing costs in this area.

Much of the Company's production equipment has been customized and manufactured by Company engineers for specialized manufacturing applications. The Company has developed and built proprietary, high speed equipment used to manufacture medical electrodes with minimal labor content. The Company's manufacturing facilities are linked to its data processing center in Buffalo, New York, enabling production scheduling and inventory requirements to be computer controlled.

  The Company has expanded its offering of disposable medical supplies through its acquisition of Devon Industries, Inc. in February 1996. This acquisition has increased the Company's molding capabilities, allowing it to provide Sharps Containers used in the disposal of needles and infectious waste materials. The Chatsworth and Rock Hill facilities also produce kits used for surgical procedures.

  The Gananoque, Ontario and Methuen, Massachusetts facilities have increased their capacity to produce monitoring and diagnostic electrodes to service worldwide requirements. In addition, Gananoque continues to produce a growing number of belts and straps used in hospital applications.

  The Cherry Hill, New Jersey facility produces Industrial Markers. In addition, Cherry Hill has introduced water-based Ink Jet products that have been designed and developed at that facility. Cherry Hill also produces the intrauterine transducer-tipped catheter which was a new product introduced in 1996. Production of cables and leadwires was transferred from the former San Juan Capistrano, California facility to the Cherry Hill facility in September 1996. The San Juan Capistrano facility ceased all significant manufacturing operations during 1996.

The Company has established extensive product quality programs to ensure customer requirements are fully met. Quality assurance includes documentation of device master records and new product development activities, coordination of all engineering change order requests, inspection of in-process manufacturing and finished goods. The Company coordinates all its quality assurance activities, in all its manufacturing facilities through a Quality Council that concerns itself with global quality issues not limited to manufacturing activities. Currently, all of the Company's North American manufacturing facilities have been awarded ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. ISO 9001 certification meets the stringent European Community manufacturing standards and therefore permits the products manufactured in these facilities to be sold in the European Common Market.

INVENTORY CONTROL AND DISTRIBUTION

The Company stocks a variety of different products in finished goods inventory which, coupled with its computerized inventory control system, electronic data interchange system, and its order management system, enables it to respond rapidly and accurately to customer orders and requests. Virtually all orders for stocked items are shipped within 24-48 hours of receipt.

With the acquisition of Devon Industries, the Company re-evaluated its distribution network and strategy and embarked on a plan to outsource some of the distribution function to a third party supplier. A new third party warehousing arrangement allows the Company to meet the space requirements necessitated by the rapid growth the Company is experiencing at continued high service levels to customers at reduced costs.

As the Company's medical products business has grown, the need for various new applications and technologies such as electronic data interchange (EDI) and barcoding have increased. Approximately 40% of the Company's North American order volume is now through EDI and the Company barcodes all its products.

The Company is now analyzing its order entry and order fulfillment processes, as well as its computer systems to improve cycle times from order receipt to delivery of product while reducing inventory levels.

RAW MATERIALS

Paper is the Company's largest raw material component in dollar terms and it represented over 30% of the Company's 1996 raw material purchases. It is purchased in a variety of sizes, weights and specified grades from major paper suppliers. Other raw materials such as resins, foams, wire and packaging materials are also procured from a number of major suppliers.

The Company continues to shift its thermal paper purchases from Japanese sources to North American-based sources. Throughout 1996 the Company experienced some paper price decreases as well as decreases in resin costs. The Company does not believe that operations would be seriously affected by the loss of products or services by any one supplier.

EMPLOYEES

As of December 31, 1996, the Company employed approximately 1,820 persons, of whom approximately 61% were employed in manufacturing and distribution, 16% were in sales and marketing and the balance of 23% were in executive and administrative positions. The Company considers its employee relations to be good and has never experienced a work stoppage or strike. None of the Company's North American employees is represented by a union.

ITEM 2. PROPERTIES

The following table presents information, as of December 31, 1996, with respect to the principal real properties owned or leased by the Company:


                                       Approximate
                                       Square         Nature  of
Location                               Footage        Occupancy         Primary Use
--------                               -------        ---------         -----------

Buffalo, New York....................  580,000        Owned           Administrative offices, chart
                                                                      manufacturing, warehousing
Rock Hill, South Carolina............  128,496        Leased          Offices, warehouse and Devon(R) brand product
                                                                      manufacturing
Chatsworth, California...............  121,000        Leased          Offices, warehouse and Devon(R) brand product
                                                                      manufacturing
Gananoque, Ontario...................   76,000        Owned           EEG chart, electrode and fetal
                                                                      monitoring supplies manufacturing
Cherry Hill, New Jersey..............   65,000        Owned           Marking systems and medical
                                                                      device manufacturing
Methuen, Massachusetts...............   60,000        Leased          Electrode and fetal monitoring
                                                                      supplies manufacturing
San Juan Capistrano, CA..............   27,300        Leased          Sales office
Madrid, Spain........................   19,000        Leased          Chart manufacturing
Houston, Texas.......................   14,400        Leased          Distribution center
St. Laurent, Quebec..................    1,500        Leased          Service center

All the Company's leased properties are held pursuant to operating leases with expiration dates ranging from November 30, 1998 to September 30, 2004, subject in most cases to renewal at the option of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company's medical products are subject to regulation by several governmental authorities, including in particular the U.S. Food and Drug Administration ("FDA"). The Company's manufacturing facilities and medical products are required to be registered with, and are subject to periodic inspection by or approval of, the FDA. Such products are all registered with the FDA as Class I, Class II or Class III devices and therefore must comply with Good Manufacturing Practices and Standards of Performance promulgated by the FDA to ensure that they are safe and effective. New medical products also are subject to these regulations and must be approved by the FDA prior to their release. The Company believes that it is in material compliance with all applicable FDA regulations.

The Company produces certain toxic wastes as by-products of its manufacturing operations. The Company disposes of certain hazardous material through contractors that transport the material to regulated sites. From time to time, the Company has been required to perform certain environmental removal and remedial work at certain of its facilities. The Company does not believe that any of its facilities currently require significant environmental removal or remedial actions. The Company is also engaged in certain routine litigation arising in the ordinary course of its business. The Company does not believe that an adverse determination of any pending litigation, either singly or in the aggregate, would have a material adverse effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no established public trading market for the Common Stock of the Company and the Company has only one shareholder of record, Graphic Holdings, Inc. The Company has not routinely paid in the past, and has no intention of paying in the foreseeable future, cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected historical financial data of the Company for the five years ended December 31, 1996.


                                                               Year Ended December 31,
                                       -----------------------------------------------------------------------
                                            1992            1993         1994      1995/(1)/         1996
                                       --------------  --------------  ---------  ------------  --------------
                                                               (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
  Net Sales:
   Medical products..................  $      68,554    $84,763/(2)/   $ 97,353   $   105,602   $176,601/(3)/
   Industrial products...............         70,298          65,970     64,882        64,413          61,423
                                       -------------    ------------   --------   -----------   -------------
                                             138,852         150,733    162,235       170,015         238,024
                                       -------------    ------------   --------   -----------   -------------
  Gross profit.......................         69,035          71,827     76,649        77,886         108,134
  Selling, general and
     administrative expenses.........         43,401          48,470     49,651        48,630          70,270
  Nonrecurring and other charges.....             --      3,018/(4)/         --            --      7,721/(5)/
  Amortization.......................            853             870        897         2,074           8,058
  Operating income...................         24,781          19,469     26,101        27,182          22,085
  Interest expense (net).............         10,891           4,840      4,513         7,344          21,104
  Income from continuing operations
     before income taxes,
     accounting change and
     extraordinary charge............         13,890          14,629     21,588        19,838             981
  Income tax expense.................          6,839           6,273      8,437         6,890           2,073
  Income (loss) from continuing
     operations before accounting
     change and extraordinary
     charge..........................          7,051           8,356     13,151        12,948          (1,092)
  Income (loss) from discontinued
     operation (net).................           (270)         (1,582)       160          (298)             --
  Extraordinary charge...............   (3,913)/(6)/              --         --    (791)/(6)/              --
  Accounting change..................   (4,557)/(7)/              --         --            --              --
                                       -------------    ------------   --------   -----------   -------------
  Net income (loss)..................  $      (1,689)   $      6,774   $ 13,311   $    11,859   $      (1,092)
                                       =============    ============   ========   ===========   =============

OTHER DATA AND RATIOS:
  EBITDA/(8)/........................         30,961          29,109     32,872        34,316          44,275
  Depreciation and amortization......          6,180           6,622      6,771         7,134          14,469
  Capital expenditures...............          3,749           3,979      3,569         2,319           6,281
  Dividends paid.....................          1,620              --         --       118,652              --

BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents..........          1,290           2,008      1,517         1,481             563
  Total assets.......................         87,844          83,751     77,788       250,912         365,017
  Total long-term debt...............         73,590          67,369     51,425       160,131         227,743
  Stockholders' equity (deficit).....        (23,072)        (17,262)    (4,096)       51,499          81,765

                                           (Footnotes on following page)

_________________

(1) As a result of the Acquisition on September 28, 1995, results of operations represents the results of the predecessor company for the nine months ended September 28, 1995 and the results of the Company for the three months ended December 31, 1995.
(2) Includes the Company's acquisition of Tronomed and Upbeat in February 1993, which together contributed net sales of $10.2 million during 1993.
(3) Includes Devon(R) brand sales for the 10 months since its acquisition on February 29, 1996 of $60.6 million.
(4) Represents a $2.0 million restructuring charge taken by the Company for employee severance and losses arising from the disposal of property and equipment related to consolidating the Company's Clayton, New York operations into the Buffalo, New York facility and revising its corporate management structure, and a $1.0 million charge taken by the Company for its share of the environmental cleanup costs pertaining to the Company's no-longer active Pittsburgh, Pennsylvania facility pursuant to a settlement with the Pennsylvania Department of Environmental Resources.
(5) These consist primarily of consolidation expenses pertaining to the Devon Acquisition, the physical move of Tronomed manufacturing from California to New Jersey, outsourcing of distribution to a third party provider and the sale of the Australian subsidiary.
(6) Represents an extraordinary charge associated with early retirement of debt.
(7) Represents the effects of an accounting change made by the Company in 1992 that related to accounting for postretirement benefits.
(8) "EBITDA" means earnings from continuing operations before interest expense, taxes, depreciation, amortization, nonrecurring and other charges, extraordinary items and accounting changes. EBITDA is included because it is commonly used by certain investors and analysts to analyze and compare on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's net sales reflect the manufacturing, marketing and reselling of medical and industrial supplies to both North American and international customers. In 1996, 74% of the Company's net sales were derived from the sale of medical products, with the remaining net sales derived from the sale of industrial products. Approximately 94% of the Company's 1996 net sales were made to North American customers, with the remaining net sales made to international customers.

In general, the Company's gross margins reflect the following characteristics:
(i) gross margins on industrial product sales are significantly higher than those realized on medical products sales; (ii) gross margins on North American sales are higher than those realized on international sales; and (iii) gross margins on products manufactured by the Company are higher than those realized on products sold under distribution agreements.

Selling, general and administrative expenses supporting sales of medical products are slightly higher than those supporting sales of industrial products.

As a result of the foregoing, operating margins realized on sales of industrial products are higher than those realized on sales of medical products, and in 1996, operating income from sales of industrial products accounted for approximately 42% of the Company's total income from continuing operations. See Note L, "Business Segment Information", of the Company's Consolidated Financial Statements appearing elsewhere in this Report.

Results of Operations

Change in Ownership. On September 28, 1995, the Company was acquired by Bessemer, affiliates of Bessemer and management. The description of the results of operations for the fiscal year ended December 31, 1995 includes the results of the predecessor company for the nine months ended September 28, 1995 and the results of the Company for the three months ended December 31, 1995.

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the last three years:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1994     1995    1996
                                                        ------   ------  ------
Net sales:
  Medical products...........................            60.0%    62.1%   74.2%
  Industrial products........................            40.0%    37.9%   25.8%
                                                        -----    -----   -----
     Total net sales.........................           100.0%   100.0%  100.0%
Cost of goods sold...........................            52.8     54.2    54.6
Gross profit.................................            47.2     45.8    45.4
Selling, general and administrative expense..            30.6     28.6    29.5
Nonrecurring and other costs.................              --       --     3.2
Amortization.................................              .5      1.2     3.4
Operating income.............................            16.1     16.0     9.3

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales increased by $68.0 million or 40% from $170.0 million in 1995 to $238.0 million in 1996. The increase was primarily attributable to the incremental sales from the acquisition of Devon Industries, Inc. ("Devon") which was completed on February 29, 1996 (the "Devon Acquisition"). Domestic Medical sales excluding Devon brand products increased by 8.5% for the year ended December 31, 1996, primarily the result of increased market penetration and new fetal monitoring product sales. Domestic Industrial product sales declined by 3.1% from the prior year which is in line with the historical trend. International sales increased by 6.3%.

GROSS PROFIT. Gross profit increased from $77.9 million in 1995 to $108.1 million in 1996. The Company's gross profit percentage was 45.4% in 1996 compared to 45.8% in 1995. The decrease is primarily attributable to the continued increased product mix of lower margin medical products. In 1996, medical sales accounted for 74.2% of total sales compared to 62.1% to total sales in 1995.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased by $21.6 million or 44.5% from $48.6 million in 1995 to $70.3 million in 1996
due primarily to the Devon Acquisition.   As a percentage of net sales, SG&A
increased to 29.5% in 1996 from 28.6% in 1995. The integration of Devon and Graphic Controls was completed in June of 1996 which resulted in cost savings from the elimination of duplicate SG&A expenses. These savings are expected to be fully realized in 1997.

NONRECURRING AND OTHER COSTS. For 1996, the Company incurred nonrecurring and other costs of $7.7 million. These costs consist primarily of consolidation expenses pertaining to the Devon Acquisition, the physical move of the Tronomed manufacturing from California to New Jersey, outsourcing of the Company's distribution operations to a third party provider and the sale of the Company's Australian subsidiary.

AMORTIZATION EXPENSES. Amortization expenses increased from $2.1 million in 1995 to $8.1 million in 1996. The increase is primarily attributable to the increased goodwill expense due to the acquisition of the Company by Bessemer and management (the "Acquisition") and the Company's subsequent acquisition of Devon.

OPERATING INCOME. Operating income decreased from $27.2 million in 1995 to $22.1 million in 1996. Excluding the nonrecurring costs and the amortization charges mentioned above, income from operations increased from $29.3 million in 1995 to $37.9 million in 1996 or an increase of 29.4%.

INTEREST EXPENSE NET. Net interest expense increased to $21.1 million in 1996 from $7.3 million in 1995. The increase was the result of the increased indebtedness in connection with the Acquisition and the Devon Acquisition.

INCOME TAX EXPENSES. Taxes on income decreased $4.8 million. This was due to the impact of the reported net loss, which is primarily attributable to the increased non-recurring expense, higher non-cash amortization expense attributable to the Acquisition and Devon Acquisition, and higher interest charges.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

NET SALES. Net sales increased by $7.8 million or 4.8% from $162.2 million in 1994 to $170.0 million in 1995. The increase in net sales was due to higher sales in medical products. Medical product sales increased by $8.2 million or 8.5% in 1995. This increase was primarily a result of increased volume in almost all of the Company's major medical product lines. In particular, the Company experienced significant sales growth on its electrode products which increased by 21.2% from the prior year due in part to continued expansion of national accounts and the introduction of new products, on sales of diagnostic imaging products which increased by 28.7% from the prior year due to strong demand and significantly higher volume of international sales which increased by 24.8% from the previous year resulting from increased sales focus and favorable foreign exchange rates. Partially offsetting the medical products growth was lower sales in the Company's cable and leadwire products. Sales in those products declined by 25% from the previous year as its primary customer base of medical original equipment manufacturers experienced reduced demand for their products. Excluding sales of cables and leadwires, the Company's medical products experienced growth of 13.8% in 1995. Industrial product sales declined by $.4 million or .7% in 1995. The rate of decline slowed compared to prior years due in part to the acquisition of Leeds and Northrup Company's chart business in June of 1994 and an increase in export chart product sales.

GROSS PROFIT. Gross profit increased by $1.3 million or 1.7% from $76.6 million in 1994 to $77.9 million in 1995. This increase was primarily due to the higher sales volume in medical products. Overall, gross margins declined from 47.2% to 45.8%. This decrease was the result of the increased sales in medical product sales which have lower margins than industrial products and unfavorable manufacturing variances relating to the reduced cable and leadwire volume. In addition, gross margins were further impacted by significant raw material cost increases on paper materials consistent with the overall market trends in paper prices. The cost increase was partially offset by selling price increases on the Company's industrial products and selected medical products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased by $.2 million or .4% from $50.5 million in 1994 to $50.7 million in 1995. Expressed as a percentage of sales, SG&A expenses decreased from 31.1% in 1994 to 29.8% in 1995. The decrease was partly the result of the consolidation of sales, marketing and administrative departments supporting the Company's industrial products and lower costs at Tronomed due principally to volume related cost reductions resulting from the lower cable and leadwire sales.

INTEREST EXPENSE, NET. Interest expense, net, increased by $2.8 million from $4.5 million in 1994 to $7.3 million in 1995. The increase was the result of the increased indebtedness in connection with the Acquisition. Prior to the Acquisition, interest expense for the nine months ended September 28, 1995 declined by $.4 million or 11.1% from the prior period as a result of lower debt levels.

INCOME TAX EXPENSE. Income tax expense decreased by $1.5 million from $8.4 million in 1994 to $6.9 million in 1995. The effective income tax rate decreased from 38.9% in 1994 to 34.8% in 1995. The decrease was primarily attributable to
(1) the decrease in taxable earnings; (2) an increase in usable foreign tax credits of $.5 million; (3) the donation of pollution control emissions credits of $.4 million; and (4) reduced state and local tax rates of $.2 million. Offsetting the decrease in taxes was an increase in non-deductible goodwill amortization of $.4 million.



DISCONTINUED OPERATIONS. In 1993, the Company announced its intention to divest its plotter and fax supplies business unit. The net loss on disposal of these discontinued operations of $1.5 million was provided for in 1993 and 1994, and revised in 1995 by an additional $.3 million based on actual results.

NET INCOME.   Net income decreased by $1.4 million or 10.5% from $13.3 million in 1994 to $11.9 million in 1995. This decrease reflects the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES. The Company's primary capital requirements consist of debt service related to the financing for the Acquisition and Devon Acquisition, the Company's capital expenditures, the Company's working capital needs and the short-term payments related to the nonrecurring and other costs (as described above). In connection with the Acquisition and Devon acquisition, the Company borrowed approximately $235,000,000. In addition, the book value of certain tangible and intangible assets increased in accordance with generally accepted accounting principles. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Depreciation and amortization expenses increased by $7,335,000 in 1996.

Cash flow provided by operating activities was $4,952,000 for 1996 as compared to $23,478,000 provided from operations in 1995. Operating cash flows for 1996 were impacted by the net loss which was partially attributable to the $7,721,000 increase in nonrecurring and other costs and the increase in interest expense of $13,692,000 in connection with the Company acquisitions. Cash flow provided by operations increased due to the increase in depreciation and amortization in 1996 which is primarily attributable to the Company acquisition. Cash flows from operations were negatively impacted by increases in working capital, primarily increases in inventory, accounts receivable, and a decrease in accrued expenses. The increase in working capital is related to higher sales in the fourth quarter 1996 compared to the fourth quarter 1995. In addition, outstanding accounts receivable has increased due to startup interruptions caused by the installation of a new accounting system. The Company incurred $6,281,000 in capital expenditures during 1996, primarily for the purchase of machinery and equipment. In 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc. for a total cost of approximately $97,000,000, including expenses of approximately $5,000,000. The Devon Acquisition was financed with $67,500,000 of bank debt and $31,500,000 of new equity provided by Bessemer. During the year, the Company made $6,125,000 in term loan payments.

As a result of identifying several new areas of potential costs savings, in 1996 the Company spent $7.8 million (representing almost twice the budgeted amount of $4 million) on a one-time basis to achieve what management expects will be substantial future cost savings and increased efficiencies. In connection with such increased expenditure, on March 31, 1997, the Company received a waiver from compliance with certain covenants under the agreement governing its bank debt. The waiver expires 60 days from March 31, 1997, prior to which date management expects that an amendment to the agreement modifying the relevant covenants will have been obtained.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited consolidated financial statements of the Company and its subsidiaries as of December 31, 1995 and 1996, and for the periods in the three years ended December 31, 1996.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996





Report of Independent Auditors..............................  20

Consolidated Balance Sheets.................................  21

Consolidated Statements of Operations.......................  22

Consolidated Statements of Changes in Shareholder's Equity..  23

Consolidated Statements of Cash Flows.......................  24

Notes to Consolidated Financial Statements..................  25

                    REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Graphic Controls Corporation

We have audited the accompanying consolidated balance sheet of Graphic Controls Corporation and subsidiaries (a wholly-owned subsidiary of Graphic Holdings, Inc.) as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the three-month period ended December 31, 1995 and the year ended December, 1996. We have also audited the consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows of the Pre-Acquisition Company and subsidiaries for the year ended December 31, 1994 and the nine-month period ended September 28,1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Controls Corporation and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the three-month period ended December 31, 1995 and the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of the Pre-Acquisition Company and subsidiaries for the year ended December 31, 1994 and the nine-month period ended September 28, 1995 in conformity with
generally accepted accounting principles.   Also, in our opinion, the related
financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                     ERNST & YOUNG LLP



Buffalo, New York
February 14, 1997

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                           DECEMBER 31, 1995 AND 1996

                                                        1995       1996
                                                        ----       ----
                                  A S S E T S

Current Assets:
 Cash and cash equivalents...........................  $  1,481  $    563
 Accounts receivable, less allowances for doubtful
  accounts and returns (1995-$700, 1996-$782)........    25,430    37,208
 Inventories.........................................    22,009    32,697
 Income taxes recoverable............................        --     1,755
 Other...............................................       858     1,138
                                                       --------  --------
    Total current assets.............................    49,778    73,361
Property, plant and equipment:
 Land................................................     1,097     1,097
 Buildings and improvements..........................     7,766    11,160
 Machinery and equipment.............................    12,976    29,589
                                                       --------  --------
                                                         21,839    41,846
 Less accumulated depreciation.......................       585     6,750
                                                       --------  --------
    Net property, plant and equipment................    21,254    35,096
Deferred income taxes................................       581        --
Goodwill, net of accumulated amortization of
 $1,035 (1995)and $6,553(1996).......................   164,719   229,693
Financing costs, net of accumulated amortization of
 $321 (1995) and $2,338 (1996).......................     9,203    11,150
Acquisition escrow accounts..........................     4,376     9,002
Other assets.........................................     1,001     6,715
                                                       --------  --------
                                                       $250,912  $365,017
                                                       ========  ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................  $     --   $  2,954
 Accounts payable.....................................    10,186     14,261
 Employees' compensation..............................     5,561      7,154
 Accrued expenses.....................................     6,797      5,009
 Income taxes payable.................................       357         --
 Deferred income taxes................................       679      1,970
 Current portion of long-term debt....................     2,131      8,015
                                                        --------   --------
    Total current liabilities.........................    25,711     39,363
Long-term debt........................................   158,000    219,728
Deferred income taxes.................................        --      1,199
Other non-current liabilities.........................    15,702     22,962
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
   100 shares.........................................        --         --
 Additional paid-in capital...........................    50,866     82,366
 Retained earnings (accumulated deficit)..............       804       (288)
 Equity adjustment from foreign currency translation..      (171)      (313)
                                                        --------   --------
    Total shareholder's equity........................    51,499     81,765
                                                        --------   --------
                                                        $250,912   $365,017
                                                        ========   ========

                             See accompanying notes

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  PRE-ACQUISITION
                                                           -----------------------------
                                                                 YEAR         NINE MOS.  THREE MOS.     YEAR
                                                                ENDED           ENDED       ENDED       ENDED
                                                               DEC. 31        SEPT. 28     DEC. 31     DEC. 31
                                                                 1994           1995         1995       1996
                                                           ----------------  -----------  ----------  ---------

Net sales................................................         $162,235     $127,895    $ 42,120   $238,024

Cost of sales............................................           85,586       69,440      22,689    129,890
    Selling, general and administration expenses.........           49,651       37,011      11,619     70,270
Nonrecurring and other costs.............................               --           --          --      7,721
Amortization.............................................              897          668       1,406      8,058
                                                                  --------     --------    --------   --------
                                                                   136,134      107,119      35,714    215,939
                                                                  --------     --------    --------   --------

 Operating income........................................           26,101       20,776       6,406     22,085

 Interest income.........................................              155           56          50         38
 Interest expense........................................           (4,668)      (3,125)     (4,325)   (21,142)
                                                                  --------     --------    --------   --------
 Income from continuing operations before income taxes
    and extraordinary charge.............................           21,588       17,707       2,131        981

 Income tax expense......................................            8,437        5,563       1,327      2,073
                                                                  --------     --------    --------   --------

 Income (loss) from continuing operations before
    extraordinary charge.................................           13,151       12,144         804     (1,092)

 Discontinued operations (Note B):
 Income (loss) from disposal, net of income tax
      (expense) benefit of ($107) for 1994 and
      $190 for the nine months ended September 28, 1995..              160         (298)         --         --
                                                                  --------     --------    --------   --------


 Income (loss) before extraordinary charge...............           13,311       11,846         804     (1,092)

 Extraordinary charge from early retirement of debt,
      net of income taxes of $505........................               --          791          --         --
                                                                  --------     --------    --------   --------

 Net income (loss).......................................         $ 13,311     $ 11,055    $    804   $ (1,092)
                                                                  ========     ========    ========   ========



                             See accompanying notes

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                        Equity
                                          Retained     Adj From
                                  Add'l   Earnings      Foreign
                                  Common   Paid-In   (Accumulated     Currency
                                  Stock    Capital     Deficit)     Translation     Total
                                  ------  ---------  -------------  ------------  ----------


Balance at January 1, 1994
(Pre-Acquisition)...............  $  --   $ 19,467      $ (35,985)        $(744)  $ (17,262)
 Net income for 1994............      --        --         13,311            --      13,311
 Translation losses.............      --        --             --          (145)       (145)
                                  ------  --------      ---------         -----   ---------

Balance at December 31, 1994
(Pre-Acquisition)...............      --    19,467        (22,674)         (889)     (4,096)
 Net income for nine months
   ended September 28, 1995.....      --        --         11,055            --      11,055
 Income tax benefit of stock
   options exercised............      --        --            525            --         525
 Translation gains..............      --        --             --           640         640
 Dividends ($1,186,520 per
   share).......................      --   (19,467)       (99,185)           --    (118,652)
                                  ------  --------      ---------         -----   ---------

Balance at September 28, 1995
(Pre-Acquisition)...............  $  --   $    --       $(110,279)        $(249)  $(110,528)
                                  ======  ========      =========         =====   =========

Balance at September 28, 1995.    $  --   $    --    $     --       $     --      $     --
 Capital contribution...........      --    50,866             --            --      50,866
 Net income for three months
   ended December 31, 1995......      --        --            804            --         804
 Translation losses.............      --        --             --          (171)       (171)
                                  ------  --------      ---------         -----   ---------

Balance at December 31, 1995....      --    50,866            804          (171)     51,499
 Capital contribution...........      --    31,500             --            --      31,500
 Net loss for 1996..............      --        --         (1,092)           --      (1,092)
  Translation losses............      --        --             --          (142)       (142)
                                  ------  --------      ---------         -----   ---------
Balance at December 31, 1996....  $  --   $ 82,366      $    (288)        $(313)  $  81,765
                                  ======  ========      =========         =====   =========



                             See accompanying notes

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                     PRE-ACQUISITION
                                                            ----------------------------------
                                                              YEAR      NINE MOS.  THREE MOS.      YEAR
                                                              ENDED       ENDED       ENDED       ENDED
                                                             DEC. 31    SEPT. 28     DEC. 31     DEC. 31
                                                              1994        1995        1995         1996
                                                             ------     ---------  -----------  ----------
Cash flows from operating activities:
  Net income (loss).......................................  $ 13,311    $  11,055     $   804   $  (1,092)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization.........................     6,771        5,143       1,991      14,469
    Write-off of unamortized financing costs..............        --        1,296          --          --
    Deferred income taxes.................................       634         (253)        277       3,071
    Disposal of discontinued operations...................      (160)         298          --          --
    Change in assets and liabilities excluding effects
    from purchases or sales of businesses:
      Accounts receivable.................................       830        1,176      (1,503)     (5,368)
      Inventory...........................................      (315)      (2,627)      1,774      (1,980)
      Other current assets................................      (102)         582          58         370
      Accounts payable and accrued expenses...............    (3,316)       1,800       2,911      (2,803)
      Income taxes........................................      (164)      (1,044)        (37)     (2,176)
      Other non-current liabilities.......................       312           12        (261)        590
      Other, net..........................................      (230)          37         (11)       (129)
                                                            --------    ---------     -------   ---------
       Total Adjustments..................................     4,260        6,420       5,199       6,044
                                                            --------    ---------     -------   ---------
       Net cash provided by operating activities..........    17,571       17,475       6,003       4,952

Cash flows from investing activities:
  Additions to property, plant, and equipment.............    (3,569)      (1,505)       (814)     (6,281)
  Payments for businesses acquired........................      (275)          --          --     (96,251)
  Payments for other assets...............................        --           --          --      (1,496)
  Payment of acquisition fees.............................        --       (2,212)         --          --
  Net proceeds from sale of product line..................       656          463          --          --
  Payments on notes receivable............................       964           --          --          --
                                                            --------    ---------     -------   ---------
       Net cash used in investing activities..............    (2,224)      (3,254)       (814)   (104,028)

Cash flows from financing activities:
  Proceeds from senior bank facilities....................        --       92,000          --      73,541
  Cash overdraft..........................................        --           --          --       2,954
  Capital contribution....................................        --           --          --      31,500
  Proceeds from senior subordinated notes.................        --       75,000          --          --
  Repayment of senior debt................................   (15,944)     (51,178)     (7,116)     (6,125)
  Financing fees..........................................        --       (9,524)         --      (3,964)
  Dividends paid..........................................        --     (118,652)         --          --
  Other...................................................        --           --          --         196
                                                            --------    ---------     -------   ---------
     Net cash provided by (used in) financing activities..   (15,944)     (12,354)     (7,116)     98,102
Effect of exchange rate changes on cash...................       106           26          (2)         56
                                                            --------    ---------     -------   ---------

Net increase (decrease) in cash and cash equivalents......      (491)       1,893      (1,929)       (918)
Cash and cash equivalents at beginning of period..........     2,008        1,517       3,410       1,481
                                                            --------    ---------     -------   ---------
Cash and cash equivalents at end of period................  $  1,517    $   3,410     $ 1,481   $     563
                                                            ========    =========     =======   =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest.............................................  $  5,388    $   3,116     $   330   $  22,650
     Income taxes.........................................     7,970        6,309         974       1,167

                                See accompanying notes

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

DESCRIPTION OF THE BUSINESS:  Graphic Controls Corporation (the "Company") (a
---------------------------
wholly-owned subsidiary of Graphic Holdings, Inc. ("Holdings")) is a leading manufacturer and marketer of a number of disposable single use medical products and industrial recording supplies. Medical products, which represent a majority of the Company's net sales, include five principal product lines: (i) Cardiology and critical care, (ii) neurology, (iii) perinatology, (iv) infection control and (v) Devon(R) brand operating room products. Industrial products include recording charts and marking systems used in recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current and magnetic and seismic activity. Medical products are sold primarily to healthcare providers, including hospitals, clinics, physicians' offices and other alternate care providers. Industrial products are sold to customers primarily in the oil and gas, chemical, pulp and paper, electric and gas utility, pharmaceutical, feed, aerospace and automotive industries. The Company markets its products both domestically and internationally.

ORGANIZATION AND BASIS OF PRESENTATION:  On September 28, 1995, GH Acquisition
--------------------------------------
Corporation, a newly organized subsidiary of Bessemer Holdings, L.P. ("Bessemer"), merged with and into Holdings, with Holdings being the surviving corporation and becoming a direct subsidiary of Bessemer (The "Acquisition"). The acquisition was accounted for using the purchase method of accounting. The total purchase price, including fees and expenses related to the Acquisition and its financing, was approximately $218,000,000.

 In conjunction with the Acquisition, the Company borrowed $92,000,000 of senior debt and $75,000,000 of senior subordinated notes. These proceeds were used to pay existing debt, pay acquisition and financing fees and pay a dividend of $118,652,000 to Holdings. Holdings used the proceeds from the dividend for the redemption of the prior shareholders. The cash flows related to the transaction are reflected in the statement of cash flows for the nine months ended September 28, 1995.

 The Acquisition permits Bessemer to hold approximately $4,300,000 of the purchase price in escrow for potential liabilities related to matters such as taxes, environmental issues, transaction expenses and other indemnified liabilities. The agreement calls for escrow funds to be released to the selling shareholders starting on the first anniversary of the transaction and ending on the fifth anniversary of the transaction. During 1996, no escrow funds were released to the selling shareholders. Escrow funds totalling approximately $200,000 were returned to the Company during 1996 as reimbursement for certain environmental expenditures. The escrow amount is recorded in acquisition escrow accounts in the Company's balance sheets with a corresponding liability to the selling shareholders in other long-term liabilities.

 In conjunction with the Acquisition, the Company repaid the existing indebtedness outstanding under its credit agreement and wrote off the unamortized financing fees related to this indebtedness. This write-off has been shown as an extraordinary charge, net of income taxes, in the consolidated statement of operations of the Company for the nine months ended September 28, 1995.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
-----------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION:  The consolidated financial statements include the
---------------------------
accounts of Graphic Controls Corporation and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's total investment in its foreign subsidiaries is approximately $16,800,000 at December 31, 1995 and $17,600,000 at December 31, 1996.

REVENUE RECOGNITION:  The Company recognizes revenue at the point of passage of
--------------------
title, which is generally at the time of shipment to the customer. The Company provides for probable future returns and uncollectible accounts as revenue is recognized.

CASH AND CASH EQUIVALENTS:  The Company considers all highly liquid debt
-------------------------
instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES:  Inventories are stated at the lower of cost or market.  The cost
-----------
of substantially all domestic inventories is determined under the last-in, first-out (LIFO) method. The cost of the remaining inventories, principally at foreign operations, is determined under the first-in, first-out (FIFO) method (see Note C).

PROPERTY, PLANT AND EQUIPMENT:  Land, buildings and improvements, and machinery
-----------------------------
and equipment are carried on the basis of cost. Expenditures for maintenance and repairs are charged directly against income; major renewals and betterments are capitalized. Depreciation is provided over estimated useful lives using the straight-line method for buildings and improvements and the double declining balance method for machinery and equipment, except for used equipment which is depreciated on the straight-line method. Depreciation expense was $5,874,000 for 1994, $4,475,000 for the period ended September 28, 1995, $585,000 for the period ended December 31, 1995, and $6,411,000 for 1996.

GOODWILL:  Goodwill is being amortized over forty years on a straight-line
--------
basis. The Company periodically reviews goodwill to assess recoverability. Impairments would be recognized in operating results if a permanent reduction in value were to occur.

FINANCING COSTS:  Financing costs are being amortized on a straight-line basis
---------------
over the term of the credit facilities.

INCOME TAXES:  Deferred income taxes are recognized for the tax consequences of
------------
temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The significant temporary differences include accounting for property, plant and equipment, pension and other postretirement benefits, accrued liabilities, inventory valuation, and discontinued operations.

 The provision for income taxes includes Federal, foreign, state, and local income taxes. Investment tax credits are accounted for using the flow-through method.

 It is the Company's policy to repatriate approximately 50% of the earnings of its foreign subsidiaries. All remaining undistributed earnings are reinvested in these subsidiaries. Total undistributed earnings for which no federal income taxes have been provided, including those earnings reinvested in the subsidiaries, are approximately $12,700,000.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
-----------------------------------------------------------------

TRANSLATION OF FOREIGN CURRENCIES:  The financial statements of the Company's
---------------------------------
foreign subsidiaries are translated into U.S. dollars using the applicable local currency as the functional currency. Accordingly, balance sheet accounts are translated using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the year. Resulting translation adjustments are made directly to a separate component of shareholder's equity. Foreign currency transaction gains (losses) included in the determination of net income approximated $287,000 for 1994, ($132,000) for the period ended September 28, 1995, $(102,000) for the period ended December 31, 1995 and ($56,000) for 1996.

RESEARCH AND DEVELOPMENT COSTS AND ROYALTY ARRANGEMENTS:  Product research and
-------------------------------------------------------
development costs are charged to expense as incurred. Research and development expense approximated $5,369,000 for 1994, $2,897,000 for the period ended September 28, 1995, $1,199,000 for the three months ended December 31, 1995 and $4,651,000 for 1996.

Costs related to royalty arrangements are charged to expense as incurred. Royalty expense approximated $811,000 for 1994, $650,000 for the period ended September 28, 1995, $180,000 for the three months ended December 31, 1995 and $502,000 for 1996. Most of the Company's royalty agreements are in effect for an indefinite period of time.

RETIREMENT PLANS AND POST-RETIREMENT BENEFITS:  The Company has domestic non-
----------------------------------------------
contributory defined benefit retirement plans covering substantially all U.S. employees. Benefits under the plans are based on earnings and years of benefit service. The Company's foreign subsidiaries provide plans for employees consistent with local practices. Amounts charged to earnings relative to these plans are determined in accordance with the Company's accounting practices described in Note F. The Company's policy is to fund the U.S. plans on a current basis in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Certain employees may be eligible for post-retirement health care and life insurance benefits upon retirement from the Company. It is the Company's policy to accrue the cost of these benefits during the active service period of the employee.

USE OF ESTIMATES:  The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS:  In March 1995, the Financial Accounting Standards Board
-----------------
issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The impact of adoption was not material.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE B - ACQUISITIONS AND DIVESTITURES
--------------------------------------

  On February 28, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a manufacturer and distributor of medical supplies primarily for use in operating rooms (the "Devon Acquisition"). The total cost of the transaction was approximately $99,000,000 including expenses of approximately $5,000,000, plus up to an additional $7,000,000 in deferred consideration contingent upon Devon's future financial performance. The Devon Acquisition was financed with $67,500,000 of bank debt and $31,500,000 of new equity provided by Bessemer. The Devon Acquisition agreement permits the Company to hold $5,657,000 of the purchase price in escrow.

  The Devon Acquisition has been accounted for using the purchase method of accounting and the resulting goodwill of approximately $70,200,000 is being amortized over its forty year life. The results of the acquired entity are included in the 1996 consolidated statement of operations since the February 28, 1996 acquisition date.

  The following condensed pro forma results of operations for the year ended December 31, 1996, the three month period ended December 31, 1995 and the nine month period ended September 28, 1995 were prepared based on the historical statements of operations for the respective periods, adjusted to give effect to the Devon Acquisition, the Acquisition and the related financing, as if each had occurred on January 1, 1995.


                                          NINE MOS.  THREE MOS.     YEAR
                                            ENDED       ENDED       ENDED
                                           SEPT 28     DEC 31      DEC 31
                                            1995        1995        1996
                                          ---------  -----------  ---------
                                                   (IN THOUSANDS)
     Net sales..........................   $181,351     $58,389   $249,268
     Income before extraordinary items..   $  1,049     $  (542)  $ (1,312)
     Net income (loss)..................   $  1,049     $  (542)  $ (1,312)

  During 1993, the Company announced its intention to divest its plotter and fax supplies business units. The loss on disposal of these discontinued operations was initially provided in 1993 and revised in 1994 and 1995 based on actual results. The plotter supplies business was sold on September 9, 1994 and the facsimile business was sold on April 28, 1995.

  The plotter and fax supplies business units have been reported as discontinued operations. Revenue for the discontinued operations was $22,153,000 in 1994 and $4,483,000 for the period ended September 28, 1995.

NOTE C - INVENTORIES
--------------------

  Inventories at December 31, 1995 and 1996 consist of the following (in thousands):


                          1995      1996
                        --------  --------
   Finished products..   $13,846   $17,781
   Work in process....     1,239     2,094
   Raw materials......     6,924    12,822
                         -------   -------
                         $22,009   $32,697
                         =======   =======

  Domestic inventories determined primarily on the last-in, first-out (LIFO) method were $19,206,000 and $29,549,000 at December 31, 1995 and 1996,
respectively, and would have been lower by $3,465,000 in 1996 had the first-in, first-out (FIFO) method been used exclusively. As a result of the Acquisition on September 28, 1995, the value of reported inventory on the LIFO method is the same as the FIFO method as of December 31, 1995.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE D - LONG-TERM DEBT
-----------------------

 Long-term debt outstanding at December 31, 1995 and 1996 was as follows (in thousands):


                                                  1995      1996
                                                --------  --------
   Senior bank facilities.....................  $ 85,000  $152,416
   Senior Subordinated Notes due 2005 at 12%
     per annum................................    75,000    75,000
   Other......................................       131       327
                                                --------  --------
                                                 160,131   227,743
   Less:  current portion.....................     2,131     8,015
                                                --------  --------
                                                $158,000  $219,728
                                                ========  ========

 Credit Agreement: The Company has entered into a Credit Agreement which provides an aggregate term loan of up to $150,000,000 (subject to the repayment terms of the Credit Agreement described below) and revolving credit facility of up to $30,000,000 (subject to an availability requirement described below).

 Advances under the Credit Agreement bear interest at a rate per annum equal to 1.5% over the bank's base rate (as defined) or 2.5% over the Eurodollar rate (as defined), at the option of the Company for $102,500,000 of the facility and 2.0% over the bank's base rate or 3.0% over the Eurodollar rate for $77,500,000 of the facility. Interest is payable periodically in arrears.

 In connection with the Company's obligations under the Credit Agreement, the Company has granted mortgages on the manufacturing facilities and offices owned by the Company and security interests in its machinery and equipment, certain accounts receivable, inventory and certain other collateral. In addition, a non-recourse guaranty by Holdings further secures the performance of the Company's obligations under the Credit Agreement.

 The following is a summary of the other principal terms of the Credit
Agreement:

Terms Loans: The term loans are repayable in quarterly installments, with a final maturity date in September 2003. Amounts repaid under the term loans may not be reborrowed.

Revolving Credit: Under the revolving credit facility, the Company may borrow, repay and reborrow from time to time up to the lesser of (a) $30,000,000 or
   (b) the Company's total availability. The Credit Agreement defines the Company's total availability as the sum of 85% of eligible accounts receivable plus 60% of eligible raw material inventory plus 50% of eligible finished inventory plus 50% of the net book value of property, plant and equipment (limited to $5,000,000) acquired pursuant to a permitted business acquisition.

     All outstanding borrowings under the revolving credit facility will mature in September 2002. The amount the Company may borrow under the revolving credit facility also is reduced by the full amount of any letters of credit issued by the bank for the account of the Company.

 Senior Subordinated Notes: On September 28, 1995, $75,000,000 of 12% Senior Subordinated Notes were sold. These notes will mature on September 15, 2005. There are no sinking fund requirements. Interest is payable in arrears on March 15 and September 15. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2000, initially at 106% of the principal amount, declining annually to 100% of the principal amount on September 15, 2003, plus accrued interest to the date of redemption. In addition, at any time prior to September 15, 1998, the Company may redeem up to $25,000,000 of the notes with the proceeds of one or more public equity offerings at 112% of the principal amount plus accrued interest to the date of redemption. These notes are subordinated to all existing and future senior indebtedness of the Company. The indenture restricts, among other things, the payment of cash dividends on, or other distributions in respect of, the Company's capital stock.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE D- LONG-TERM DEBT - (CONTINUED)
------------------------------------

 The aggregate maturities of long-term debt, excluding contingent payments, if any, are as follows (in thousands):

                                           REVOLVING
                            TERM LOANS  CREDIT FACILITY   NOTES   OTHER   TOTAL
                            ----------  ---------------  -------  -----  --------

              1997........    $  7,688  $   --           $   --    $327  $  8,015
              1998........      12,062               --       --     --    12,062
              1999........      13,250               --       --     --    13,250
              2000........      14,250               --       --     --    14,250
              2001........      15,125               --       --     --    15,125
              Thereafter..      84,000            6,041   75,000     --   165,041
                              --------  ---------------  -------  -----  --------
                              $146,375           $6,041  $75,000   $327  $227,743
                              ========  ===============  =======  =====  ========

 Restrictive Covenants: The Credit Agreement contains certain restrictive financial covenants. At December 31, 1996, the Company was in compliance with such requirements. In addition to the financial covenants, the Credit Agreement imposes certain other restrictions on the Company's business and operations.
The Company is prohibited from incurring consolidated capital expenditures in excess of $8,500,000 per year. The Company's ability to declare or pay dividends on any class of stock, other than in shares of such stock, is limited. The Credit Agreement also restricts the Company from incurring certain additional indebtedness.

NOTE E - OTHER NON-CURRENT LIABILITIES
--------------------------------------

 Other non-current liabilities at December 31, 1995 and 1996 consist of (in thousands):


                                                             1995      1996
                                                           --------  --------
   Retiree health and life insurance benefit obligation..   $ 6,413   $ 6,683
   Accrued non-current pension costs.....................     4,343     5,345
   Purchase escrows......................................     4,376     9,002
   Lease provision.......................................        --     1,382
   Accrued long-term disability costs....................       250       250
   Minority interest.....................................       320       300
                                                            -------   -------
                                                            $15,702   $22,962
                                                            =======   =======

NOTE F - RETIREMENT PLANS
-------------------------

 The costs charged to earnings relative to the United States and Canadian plans for the year ended December 31, 1994, the periods ended September 28, 1995, and December 31, 1995 and the year ended December 31, 1996 were determined in accordance with Statement of Financial Accounting Standards No. 87. The provisions of this Statement have not been applied to a foreign plan as it is not material to the financial statements.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996

NOTE F - RETIREMENT PLANS - (CONTINUED)
---------------------------------------

United States and foreign retirement plan expenses were $1,088,000 for 1994, $934,000 for the period ended September 28, 1995, $311,000 for the period ended December 31, 1995, and $1,931,000 for 1996. This included net periodic pension expense for the United States and Canadian plans of $1,082,000 for 1994, $909,000 for the period ended September 28, 1995, $303,000 for the period ended December 31, 1995, and $1,900,000 for 1996, which is comprised of the following components (in thousands):


                                                                    PRE-ACQUISITION
                                                      -------------------------------------------
                                                        YEAR    NINE MOS.   THREE MOS.     YEAR
                                                       ENDED      ENDED        ENDED      ENDED
                                                      DEC. 31    SEPT 28      DEC 31     DEC. 31
                                                        1994       1995        1995        1996
                                                      --------  ----------  -----------  --------

  Service cost - benefits earned during the period..  $ 1,086     $   683        $ 228   $ 1,792
  Interest cost on projected benefit obligation.....    1,929       1,523          556     2,512
  Actual return on plan assets......................       97      (3,658)        (743)   (3,156)
  Net amortization and deferral.....................   (2,030)      2,361          262       752
                                                      -------     -------        -----   -------
  Net periodic pension expense......................  $ 1,082     $   909        $ 303   $ 1,900
                                                      =======     =======        =====   =======

 Unrecognized gains (losses) and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.


Actuarial assumptions used:
                                        1994          1995          1996
                                        ----          ----          ----
   Discount rate...................  7.50 - 8.75%  7.25 - 7.50%  7.50 - 7.75%
   Salary increases................  4.00 - 6.00%  3.50 - 6.00%  3.50 - 6.00%
   Expected return on plan assets..  7.50 - 9.00%  7.50 - 9.00%  7.50 - 9.00%

 The following table sets forth the United States and Canadian plans' estimated funded status at December 31, 1995 and 1996, based on the most recent actuarial valuation available (in thousands):

                                                             1995      1996
                                                             ----      ----
Accumulated benefit obligation, including vested
       benefits of $24,393 and $25,650................     $24,839    $26,251
                                                           =======    =======
    Projected benefit obligation......................      30,026     31,777
    Plan assets at fair value.........................      24,199     29,514
                                                           -------    -------
    Excess of projected benefit obligation over plan
        assets........................................      (5,827)    (2,263)
    Unrecognized net loss.............................         584     (3,023)
                                                           -------    -------
    Accrued pension cost..............................     $(5,243)   $(5,286)
                                                           =======    =======

 All previously unrecognized gains, losses, and prior service costs were recognized at the date of the Acquisition. The accrued pension cost is recorded in the December 31, 1995 and 1996 balance sheets as follows (in thousands):

                                                             1995      1996
                                                           --------  --------
    Account payable and accrued employees' compensation..   $1,532    $  601
    Other assets.........................................     (632)     (660)
    Other non-current liabilities........................    4,343     5,345
                                                            ------    ------
                                                            $5,243    $5,286
                                                            ======    ======

 The plans' assets consist of listed stocks and corporate and government fixed income securities.

Changes to the discount rate actuarial assumptions resulted in a decrease in the vested benefit obligation, the accumulated benefit obligation and the projected benefit obligation of approximately $1,972,000, 2,075,000 and $2,725,000 respectively in 1996.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996

NOTE F - RETIREMENT PLANS - (CONTINUED)
---------------------------------------

 The Company also sponsors 401(k) personal retirement savings plans covering all eligible employees. The Company contributes an amount equal to 100% of each participant's total contribution, not to exceed amounts specified in the plans. The amount charged to expense for matching contributions was $330,000 for the year ended December 31, 1994, $236,000 for the period ended September 28, 1995, $78,000 for the period ended December 31, 1995 and $456,000 for the year ended December 31, 1996.

NOTE G - RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS
--------------------------------------------------------

 The Company provides certain health care and life insurance benefits to eligible retired employees. All participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of service or after reaching age 65 with at least 5 years of service. The plan provides benefits of a maximum of $50.00 per month for health care and $5,000 of life insurance for retirees with 5-10 years of service and a maximum of $100.00 per month for health care and $10,000 of life insurance for retirees with over 10 years of service.

 The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The United States retiree health care and life insurance benefit expenses were $552,000 for 1994, $318,000 for the period ended September 28, 1995, $163,000 for the period ended December 31, 1995 and $634,000 for 1996. The Company funds these benefits on a pay-as-you-go basis.


The following table sets forth the funded status of the plans at December 31, 1995 and 1996 (in thousands).
                                                                                                     1995     1996
                                                                                                   --------  -------
   Retirees......................................................................................   $3,418    $3,486
   Fully eligible active plan participants.......................................................    1,624       561
   Other active plan participants................................................................    1,759    $2,380
                                                                                                    ------    ------
   Accumulated postretirement benefit obligation.................................................    6,801     6,427
   Unrecognized net gain (loss)..................................................................     (388)      490
                                                                                                    ------    ------
   Accrued postretirement benefit obligation.....................................................   $6,413    $6,917
                                                                                                    ======    ======

  All previously unrecognized gains and losses were recognized at the date of the Acquisition. The accrued postretirement benefit obligation is recorded in other non-current liabilities and accrued expenses in the Company's balance sheets.

Net periodic postretirement benefit cost for 1994, the periods ended September 28, 1995 and December 31, 1995, and 1996 included the following components (in thousands):

                                                                PRE-ACQUISITION
                                                   -----------------------------------------
                                                     YEAR    NINE MOS.   THREE MOS.   YEAR
                                                    ENDED      ENDED       ENDED      ENDED
                                                   DEC. 31    SEPT 28      DEC 31    DEC. 31
                                                     1994       1995        1995      1996
                                                   --------  ----------  ----------  -------
    Service cost - benefits earned during the
      period.....................................    $ 149       $  81        $  36    $ 174
    Interest cost on accumulated postretirement
      benefit obligation.........................      450         359          127      460
    Net amortization and deferral................      (47)       (122)          --       --
                                                     -----       -----        -----    -----
    Net periodic postretirement benefit cost.....    $ 552       $ 318        $ 163    $ 634
                                                     =====       =====        =====    =====

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE G - RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS - (CONTINUED)
----------------------------------------------------------------------

  For measuring the postretirement benefit obligation, the assumed rate of increase in the per capita cost of covered health care benefits was 15% for 1997, decreasing gradually to 6% in 2001. Additionally, the Medicare Part B premium was assumed to increase at 5% per annum. Increasing these rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $395,000 and the annual net periodic postretirement benefit cost by $51,000. The discount rate used in determining the postretirement benefit obligation was 7.25% in 1995 and 7.75% in 1996. The increase in the discount rate in 1996 decreased the accumulated postretirement benefit obligation by $372,000.

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

NOTE H - LEASES
---------------

  Rental expense under operating leases amounted to $2,723,000 for 1994, $2,159,000 for the period ended September 28, 1995, $704,000 for the period ended December 31, 1995 and $5,413,000 for 1996. The future minimum lease payments for all noncancelable operating leases are as follows (in thousands):

            1997..................... $ 3,421
            1998.....................   2,821
            1999.....................   2,478
            2000.....................   2,234
            2001 & Thereafter........   5,740


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

  Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

Long and short-term debt under senior bank facilities: The carrying amounts of the Company's borrowings under its senior bank facilities approximate their fair value, as the underlying instrument is comprised of notes that are repriced on a short-term basis.

  Senior subordinated notes: The Company estimates the fair value of its borrowings under the senior subordinated notes using a discounted cash flow analysis, based on market interest rates for similar debt instruments. At December 31, 1995 and 1996, the carrying amount reported in the consolidated balance sheet for these obligations approximates its fair value.

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996
NOTE J- INCOME TAXES
--------------------

   The components of income before income taxes are as follows (in thousands):

                                                                                     PRE-ACQUISITION
                                                                                 ------------------------
                                                                                    YEAR        NINE MOS.      THREE MOS.    YEAR
                                                                                   ended          ended          ended      ended
                                                                                   Dec 31        Sept 28         Dec 31     Dec 31
                                                                                    1994           1995           1995       1996
                                                                                 ----------  ----------------  ----------  --------

   Domestic....................................................................    $19,696           $15,580       $1,345  $(1,928)
   Foreign.....................................................................      1,892             2,127          786    2,909
                                                                                   -------           -------       ------  -------
                                                                                   $21,588           $17,707       $2,131  $   981
                                                                                   =======           =======       ======  =======

Income tax expense (benefit) consists of the following (in thousands):
                                                                                     PRE-ACQUISITION
                                                                                   ----------------------
                                                                                    YEAR        NINE MOS.   THREE MOS.  YEAR
                                                                                    ended       ended       ended       ended
                                                                                    Dec 31      Sept 28     Dec 31      Dec31
                                                                                    1994        1995        1995        1996
                                                                                   -------      -------     ------     -------
 Current:  Federal.............................................................    $ 5,977      $ 4,285     $  750     $(1,968)
    State......................................................................      1,193          568        112        (368)
    Foreign....................................................................        633          963         88       1,338
 Deferred: Federal.............................................................        449         (177)       137       2,698
    State......................................................................         96          (32)        24         406
    Foreign....................................................................         89          (44)       116         (33)
                                                                                   -------      -------     ------     -------
                                                                                   $ 8,437      $ 5,563     $1,327     $ 2,073
                                                                                   =======      =======     ======     =======

 Income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes. This difference is reconciled as follows (in thousands):

                                                                                     PRE-ACQUISITION
                                                                                 ----------------------
                                                                                   YEAR      NINE MOS.   THREE MOS.  YEAR
                                                                                   ENDED     ENDED       ENDED       ENDED
                                                                                   DEC. 31   SEPT 28     DEC 31      DEC.31
                                                                                   1994      1995        1995        1996
                                                                                   -------   -------     ------      -------
  35% of pretax income.........................................................    $ 7,556   $ 6,197     $  746      $   343
  State and local taxes, net of Federal effect.................................        838       348         88           25
  Taxes (credits) on dividends from foreign
   subsidiaries................................................................        213      (350)        48           --
  Expenses without tax benefits, primarily
   goodwill amortization.......................................................         21        15        362        1,494
  Contribution of emission credits.............................................         --      (382)        --           --
  Foreign subsidiary's net operating loss......................................         --        --         --          158
  Other........................................................................       (191)     (265)        83           53
                                                                                   -------   -------     ------      -------
                                                                                   $ 8,437   $ 5,563     $1,327      $ 2,073
                                                                                   =======   =======     ======      =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows (in thousands):

                                                  1995      1996
                                                --------  --------
   Pension and other postretirement benefits..  $ 4,195   $ 4,696
   Employee compensation......................    1,030     1,175
   Accrued expenses...........................    1,096       538
   Other......................................      325       262
                                                -------   -------
       Total deferred tax assets..............    6,646     6,671

   Property, plant, and equipment.............   (3,663)   (3,419)
   Inventory..................................   (3,033)   (3,945)
   Purchased intangibles......................      (48)   (2,476)
                                                -------   -------
       Total deferred tax liabilities.........   (6,744)   (9,840)
                                                -------   -------
          Net deferred tax liabilities........  $   (98)  $(3,169)
                                                =======   =======

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE K - STOCK OPTIONS
----------------------

Certain of the Company's employees have received options to purchase the stock of Holdings. In connection with the Acquisition on September 28, 1995, all outstanding options were either redeemed for cash or exchanged for a total of 7,628.087 new options to purchase preferred stock (at prices ranging from $8.13 to $90.30) and 25,433 new options to purchase common stock (at prices ranging from $.81 to $9.03). These non-qualified options are currently outstanding and exercisable at any time until their expiration on September 28, 2005.

During 1996, the Company issued options to key employees for the purchase of 36,630 shares of preferred stock of Holdings for $100 per share and 122,098 shares of common stock of Holdings for $10 per share. All of these options remaining outstanding at December 31, 1996, vest ratably over three years and are exercisable through February 28, 2006.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company's 1996 fiscal year. The statement encourages but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on changes in the fair value of the option. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 which bases compensation on the intrinsic value of the award on the measurement date. SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The pro forma disclosures for the Company are not material.

NOTE L - BUSINESS SEGMENT INFORMATION
-------------------------------------

The Company operates primarily in two industries: medical products and industrial products. Operations in medical products involve the manufacturing and marketing of medical recording charts and other patient data supplies, disposable medical and surgical supplies, disposable diagnostic and monitoring electrodes, fetal monitoring supplies and cables and leadwires. Operations in industrial products involve the manufacture and marketing of industrial recording supplies and marking systems for recording instruments. Following is a summary of segment information (in thousands):


                                                      PRE-ACQUISITION
                                                   --------------------
                                                     YEAR     NINE MOS.   THREE MOS.     YEAR
                                                     ENDED      ENDED        ENDED       ENDED
                                                    DEC. 31    SEPT 28      DEC 31      DEC. 31
                                                     1994        1995        1995        1996
                                                   ---------  ----------  -----------  ---------
     Net sales to unaffiliated customers:
       Medical products..........................  $ 97,353    $ 78,682      $26,920   $176,601
       Industrial products.......................    64,882      49,213       15,200     61,423
                                                   --------    --------      -------   --------
                                                   $162,235    $127,895      $42,120   $238,024
                                                   ========    ========      =======   ========
     Intersegment sales:
       Medical products..........................  $    --    $    --             --   $    --
       Industrial products.......................    18,171      14,962        4,584     19,782
                                                   --------    --------      -------   --------
                                                   $ 18,171    $ 14,962      $ 4,584   $ 19,782
                                                   ========    ========      =======   ========

     Income from continuing operations:
       Medical products..........................  $ 12,906    $ 10,636      $ 4,042   $ 24,685
       Industrial products.......................    18,097      14,294        5,117     18,127
                                                   --------    --------      -------   --------
                                                     31,003      24,930        9,159     42,812
       Interest income...........................       155          56           50         38
       Interest expense..........................    (4,668)     (3,125)      (4,325)   (21,142)
       General corporate expenses:
         General.................................    (4,005)     (3,486)      (1,347)    (4,948)
         Nonrecurring and other charges..........        --          --           --     (7,721)
         Amortization............................      (897)       (668)      (1,406)    (8,058)
                                                   --------    --------      -------   --------
       Income from continuing operations before
         income taxes............................  $ 21,588    $ 17,707      $ 2,131        981
                                                   ========    ========      =======   ========

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996

NOTE L - BUSINESS SEGMENT INFORMATION - (CONTINUED)
---------------------------------------------------

                                                                                         PRE-ACQUISITION
                                                                                    --------------------------
                                                                                         YEAR        NINE MOS.  THREE MOS.    YEAR
                                                                                         ENDED         ENDED      ENDED      ENDED
                                                                                        DEC. 31       SEPT 28     DEC 31    DEC. 31
                                                                                         1994          1995        1995       1996
                                                                                    ---------------  ---------  ----------  --------

 Capital expenditures:
       Medical products...........................................................         $  2,104   $    921    $    504  $  4,501
       Industrial products........................................................            1,168        431         179     1,353
       Corporate..................................................................              297        153         131       427
                                                                                           --------   --------    --------  --------
                                                                                           $  3,569   $  1,505    $    814  $  6,281
                                                                                           ========   ========    ========  ========

 Depreciation:
       Medical products...........................................................         $  3,055   $  2,519    $    241  $  4,484
       Industrial products........................................................            2,156      1,471         298     1,375
       Corporate..................................................................              663        485          46       552
                                                                                           --------   --------    --------  --------
                                                                                           $  5,874   $  4,475    $    585  $  6,411
                                                                                           ========   ========    ========  ========

                                                                                            PRE-
                                                                                            ACQUISITION
                                                                                            ---------------
                                                                                            DEC. 31    SEPT 28    DEC 31    DEC 31
                                                                                            1994       1995       1995      1996
                                                                                           --------   --------    --------  --------
 Identifiable assets:
       Medical products...........................................................         $ 48,692   $ 46,028    $ 47,056  $ 89,679
       Industrial products........................................................           21,814     18,665      20,008    21,149
                                                                                           --------   --------    --------  --------
                                                                                             70,506     64,693      67,064   110,828

 General corporate assets:
      Goodwill....................................................................            3,500    165,754     164,719   229,693
      Financing costs.............................................................            1,781      9,524       9,203    11,150
      Acquisition escrow accounts.................................................               --      4,376       4,376     9,002
      Other.......................................................................            2,001     10,259       5,550     4,344
                                                                                           --------   --------    --------  --------
                                                                                           $ 77,788   $254,606    $250,912  $365,017
                                                                                           ========   ========    ========  ========

    The Company operates in two principal geographic areas, the United States and Canada.
The following is a summary of information by area (in thousands):

                                                                                            PRE-ACQUISITION
                                                                                           -------------------
                                                                                             YEAR      NINE MOS.  THREE MOS.  YEAR
                                                                                             ENDED     ENDED      ENDED       ENDED
                                                                                             DEC 31    SEPT 28    DEC 31      DEC 31
                                                                                           --------  ---------  ----------  --------
 Net sales to unaffiliated customers:
       United States (including net sales exported to
       foreign countries).........................................................         $140,636   $111,189    $ 36,362  $214,944
       Canada.....................................................................           13,753     10,532       3,736    15,360
       All other areas............................................................            7,846      6,174       2,022     7,720

                                                                                           --------   --------    --------  --------

                                                                                           $162,235   $127,895    $ 42,120  $238,024

                                                                                           ========   ========    ========  ========

 Sales between geographic areas:
       United States..............................................................         $ 12,541   $ 10,807    $  3,543  $ 16,438
       Canada.....................................................................            8,124      7,757       2,926    13,240
       All other areas............................................................               33         25          10         7
                                                                                           --------   --------    --------  --------
                                                                                           $ 20,698   $ 18,589    $  6,479  $ 29,685
                                                                                           ========   ========    ========  ========


                                                                                           PRE-
                                                                                           ACQUISITION
                                                                                           -----------
                                                                                           DEC. 31    SEPT 28     DEC 31    DEC. 31
                                                                                           1994       1995        1995      1996
                                                                                           --------   --------    --------  --------
 Identifiable assets:
       United States..............................................................         $ 63,330   $241,095    $237,209  $351,459
       Canada.....................................................................            8,247      7,438       7,648     8,932
       All other areas............................................................            6,211      6,073       6,055     4,626
                                                                                           --------   --------    --------  --------
                                                                                           $ 77,788   $254,606    $250,912  $365,017
                                                                                           ========   ========    ========  ========

                 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE L - BUSINESS SEGMENT INFORMATION - (CONTINUED)
---------------------------------------------------


                                                            PRE-ACQUISITION
                                                         --------------------
                                                           YEAR     NINE MOS.   THREE MOS.     YEAR
                                                           ENDED      ENDED        ENDED       ENDED
                                                          DEC. 31    SEPT 28      DEC 31      DEC. 31
Income from continuing operations:
       United States (including net sales exported to
        foreign countries).............................   $28,549     $22,841      $ 8,494   $ 39,767
       Canada..........................................     1,276       1,489          552      2,551
       All other areas.................................     1,178         600          113        494
                                                          -------     -------      -------   --------
                                                          $31,003     $24,930      $ 9,159   $ 42,812
       Interest income.................................       155          56           50         38
       Interest expense................................    (4,668)     (3,125)      (4,325)   (21,142)
       General corporate expenses:
         General.......................................    (4,005)     (3,486)      (1,347)    (4,948)
         Nonrecurring and other charges................        --          --           --     (7,721)
         Amortization..................................      (897)       (668)      (1,406)    (8,058)
                                                          -------     -------      -------   --------
       Income from continuing operations before
        income taxes...................................   $21,588     $17,707      $ 2,131   $    981
                                                          =======     =======      =======   ========

  Intersegment and intergeographic sales are accounted for principally based on cost plus a pre-determined mark-up based on sales to unaffiliated customers and are excluded from net sales reported in the accompanying statements of operations. Income from operations represents net sales, less operating expenses for each industry segment/geographic area and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets are those that are identifiable with operations in each industrial segment/geographic area. Other general corporate assets consist primarily of buildings and equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below are the names, ages and positions of the directors and executive officers of the Company:


               NAME                    AGE                          POSITION
-----------------------------------    ---  ---------------------------------------------------------------
Duane B. Hopper......................  50   President, Chief Executive Officer, Chief Operating Officer and
                                            Director

Larry R. Drake.......................  54   Vice President, Human Resources and Corporate Information
                                            Services
Anthony W. Borowicz..................  40   Vice President, Finance and Treasurer
Kenneth D. Rolfes....................  49   Vice President, Operations
M. Catherine Militello...............  39   Vice President, North American Medical Marketing
Edward J. Sulick.....................  47   Vice President, North American Medical Sales
Edward M. Roth III...................  53   Vice President, North American Industrial Sales and Marketing
Patricia A. Baubonis.................  50   Corporate Secretary and Manager, Legal Services
Michael B. Rothfeld..................  49   Chairman of the Board
Ward W. Woods, Jr....................  54   Director
Stuart S. Janney, III................  48   Director
Russell D. Sternlicht................  31   Director


  Duane B. Hopper has been President and Chief Operating Officer since December 1992, Chief Executive Officer since May 1994 and a Director since 1993. He was Executive Vice President from August to December 1992. Prior to that, he was Vice President and General Manager of the Medical Products Division since 1988. Before joining the Company, Mr. Hopper held general management, operations management and marketing management positions in the medical products industry, including service with divisions of Bristol-Myers Squibb (Zimmer, Inc.) and British Oxygen Corporation (Ohmeda).

  Larry R. Drake has been Vice President of Human Resources and Corporate Information Services since 1983. Mr. Drake has served in various other capacities at the Company since 1977.

  Anthony W. Borowicz, who became Vice President, Finance as of January 1, 1996, has been Controller of the medical products group since 1993, and prior thereto was an Accounting Operations Manager of the medical products group since 1985. Mr. Borowicz has served in various other capacities at the Company since 1981.

  Kenneth D. Rolfes, who became Vice President, Operations, on January 1, 1996, has been the Manager of the Cherry Hill, New Jersey Manufacturing and Product Development Operation of the Company for the past eight years. Mr. Rolfes has over twenty-five years experience in manufacturing companies, including NCR and Control Data Corporation, with technically based products, equipment and consumables. Mr. Rolfes is currently National Director for the Association for Manufacturing Excellence and is a Director for the Mid Atlantic Employers Association, a manufacturing association located in Southeastern Pennsylvania, New Jersey, Maryland and Delaware.

  M. Catherine Militello who became Vice President, Marketing as of July 1996, has been Director, North American Medical Marketing since December 1993. Prior thereto, Ms. Militello was a Product Manager, Fetal Monitoring Products/New Product Development since 1991.

  Edward J. Sulick who has become Vice President, Medical Sales as of July 1996, has held the position of Director, North American Medical Sales since 1991. Prior to 1991, Mr. Sulick was a District Sales Manager (U.S.) since 1985.

  Edward M. Roth III who became Vice President, Industrial Sales as of July 1996 has been Director, North American Industrial Sales and Marketing since 1993 and prior thereto, he was a Sales and Marketing Manager (U.S.) since 1981.

  Patricia A. Baubonis has been Corporate Secretary since 1989. In addition, she has been the Manager of Legal Services since 1979. Ms. Baubonis has served in various other capacities at the Company since 1970.

  Michael B. Rothfeld became the Chairman of the Board of the Company upon consummation of the Acquisition. Mr. Rothfeld has since 1989 been the sole shareholder and president of corporations which are the manager and/or general partner of the general partner of Bessemer and its predecessor. Mr. Rothfeld is the sole shareholder of a corporation which is a general partner of Bessemer Partners & Co. Mr. Rothfeld was Managing Director of Bessemer Securities Corporation ("BSC"), the principal limited partner of Bessemer and its predecessor, from July 1989 to June 1993. He is a director of Overhead Door Incorporated, Kelley Oil & Gas Corporation and several private companies.

  Ward W. Woods became a Director of the Company upon consummation of the Acquisition. Mr. Woods has since 1989 been the sole shareholder and president of corporations which are the principal manager and/or managing general partner of the general partner of Bessemer and its predecessor. Mr. Woods is the sole shareholder of a corporation which is the managing general partner of Bessemer Partners & Co. Mr. Woods is President and Chief Executive Officer of BSC, the principal limited partner of Bessemer and its predecessor. Mr. Woods joined BSC in 1989. He is a Director of Freeport-McMoRan, Inc., McMoRan Oil & Gas Co., Freeport-McMoRan Copper & Gold Inc., Boise Cascade Corporation, Kelley Oil & Gas Corporation and several private companies, as well as Chairman of the Board of Stant Corporation, BCP/Essex Holdings, Inc., and Overhead Door Incorporated.

  Stuart S. Janney, III became a Director of the Company upon consummation of the Acquisition. Mr. Janney was elected in January 1995 as Chairman of the Board of Directors of BSC, the Bessemer Group Incorporated, Bessemer Trust Company, N.A., and Bessemer Trust Company of Florida. BSC is the principal limited partner of Bessemer and its predecessor. Prior to January 1995, Mr. Janney was with Alex. Brown & Sons Inc., where he spent nine years, most recently as Managing Director and head of asset management. Mr. Janney is a director of a number of private companies, foundations and institutions.

  Russell D. Sternlicht became a Director of the Company on December 18, 1995. Since March 1995, Mr. Sternlicht has been a principal of Bessemer Partners & Co. Prior to joining Bessemer, Mr. Sternlicht was associated with Lehman Brothers, Inc., where he spent five years, most recently as a senior associate in the investment banking area. From September 1990 to June 1992, Mr. Sternlicht earned his M.B.A. from the Harvard Business School. Mr. Sternlicht is a Class B member of the limited liability company that is the general partner of Bessemer.

  Pursuant to the By-laws of the Company, as amended in connection with the Acquisition, the Company's Board of Directors consists of five directors or such greater or lesser number as may be fixed from time to time by a majority of the total number of directors which the Company would have if there were no vacancies on the Company's Board of Directors.

  The term in office of each director ends when his successor has been elected at the next following annual meeting of stockholders and qualified or upon his removal or resignation. The term in office of each executive officer ends when his successor has been elected and qualified or upon his removal or resignation.

  The Executive Compensation Committee of the Company consists of three directors, a majority of whom may not be employees of the Company. The Executive Compensation Committee is responsible for policies, procedures and other matters relating to employee benefit and compensation plans, including compensation of the executive officers as a group. The Executive Compensation Committee is also responsible for policies, procedures and other matters relating to management development. The members of the Executive Compensation Committee are Michael B. Rothfeld, Ward W. Woods and Stuart S. Janney, III.

  Directors who are not employees will continue to receive an annual retainer of $7,500, a fee of $1,000 for each meeting of the Company's Board of Directors attended and a fee of $500 per year per committee of the Board such director serves on. All directors will be reimbursed for all expenses in connection with rendering services as such.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

  The following table sets forth certain information concerning compensation earned by the chief executive officer and each of the other four most highly compensated executive officers who received cash compensation in excess of $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities (including service as a director of Holdings or an officer or director of its subsidiaries) during the Company's last fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                      -----------------------

                                           ANNUAL COMPENSATION          AWARDS      PAYOUTS
                                      ------------------------------  -----------  ----------
                                                                      SECURITIES
              NAME AND                                                UNDERLYING      LTIP         ALL OTHER
         PRINCIPAL POSITION           YEAR  SALARY ($)  BONUS ($)(a)  OPTIONS (#)  PAYOUTS($)  COMPENSATION($)(b)
------------------------------------  ----  ----------  ------------  -----------  ----------  ------------------

Duane B. Hopper
 President and Chief
 Executive Officer  .                 1996    325,000    143,203          23,088          --         20,058

Kenneth D. Rolfes
 Vice President, North
 American Operations  .               1996    190,000     43,071          13,588          --         14,345

Anthony W. Borowicz
 Vice President,
    Finance  .                        1996    150,000     34,003          13,588          --          5,259

Edward J. Sulick
 Vice President, North
 American Medical Sales
 Information Services  .              1996    135,000     30,804           7,807          --         17,642

Edward M. Roth III
 Vice President, North American
 Industrial Sales and Marketing  .    1996    135,000     33,417           7,807          --         14,444
--------------

(a)  Includes bonuses earned pursuant to the Company's 1995 Bonus Program.
(b) Includes life insurance and travel insurance premiums paid by the Company, tax preparation and financial estate planning, the matching by the Company of employee contributions under the Company's Savings Program.

STOCK OPTION GRANTS

  The following table sets forth certain information with respect to employee options ("options") to purchase shares of common stock and preferred stock of Holdings awarded during 1996 to the Named Executive Officers. All such options were non-qualified options.


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996

                         NUMBER OF                                                           POTENTIAL REALIZED VALUE AT
                        SECURITIES       % OF TOTAL                                           ASSUMED ANNUAL RATES OF
                        UNDERLYING     OPTIONS GRANTED                                       STOCK PRICE APPRECIATION FOR
                         OPTIONS       TO EMPLOYEES IN    EXERCISE PRICE                            OPTION TERM(1)
       NAME             GRANTED (#)         1996            ($/SHARE)      EXPIRATION DATE       5% ($)          10% ($)
       ----            -------------        ----          --------------   ---------------       -------         -------
Duane B. Hopper               13,813       28.6%          $ 10                 2/28/2006          86,871          220,145
                          4,144/(3)/                      $100                 2/28/2006         260,614          660,447
                          3,947/(2)/                      $ 10                 2/28/2006              --               --
                       1,184/(2)(3)/                      $100                 2/28/2006              --               --

Kenneth D. Rolfes             10,453       16.9%          $ 10                 9/28/2005          65,740          166,595
                          1,938/(3)/                      $100                 9/28/2005         121,880          308,867
                          1,197/(3)/                      $100                 2/28/2006          75,279          190,771

Anthony W. Borowicz           10,453       16.9%          $ 10                 9/28/2005          65,740          166,595
                          1,938/(3)/                      $100                 9/28/2005         121,880          308,867
                          1,197/(3)/                      $100                 2/28/2006          75,279          190,771

Edward J. Sulick               6,005        9.7%          $ 10                 9/28/2005          37,766           95,705
                          1,114/(3)/                      $100                 9/28/2005          70,059          177,543
                            688/(3)/                      $100                 2/28/2006          43,268          109,650

Edward M. Roth III             6,005        9.7%          $ 10                 9/28/2005          37,766           95,705
                          1,114/(3)/                      $100                 9/28/2005          70,059          177,543
                            688/(3)/                      $100                 2/28/2006          43,268          109,650

--------------
 /(1)/ As required by rules of the Securities and Exchange Commission, the dollar amounts in the these two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of stock price appreciation over the full option term.

/(2)/ These options vest only if Bessemer and its affiliates realize a 25% internal rate of return on their investment in Holdings.

 /(3)/ Consists of options to purchase 15% Cumulative Redeemable Preferred Stock of Holdings having a stated value of $100 per share and being subject to mandatory redemption on September 15, 2010. Upon exercise, the holder of these options will receive the indicated number of shares of Preferred Stock underlying the options plus an additional number of shares of Preferred Stock having a stated value equal to the cumulative dividends which would have been payable on such underlying shares from the date of grant through the date of exercise.

  The following table sets forth as to each of the Named Executive Officers information with respect to options exercised during 1996 and the status of their options on December 31, 1996: (i) the number of shares of common stock of Holdings underlying options exercised during 1996; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of common stock and preferred stock of Holdings underlying exercisable and non-exercisable stock options held on December 31, 1996; and (iv) the aggregate dollar value of in-the-money exercisable and non-exercisable stock options on December 31, 1996.

                          AGGREGATED OPTION EXERCISES
                    IN FISCAL YEAR ENDED DECEMBER 31, 1996
    WITH RESPECT TO HOLDINGS COMMON STOCK AND FISCAL YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES          VALUE OF UNEXCERCISED
                        ACQUIRED                           UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           ON                           OPTIONS AT DECEMBER 31, 1996    DECEMBER 31, 1996 ($) (2)
        NAME           EXERCISE #   VALUE REALIZED ($)   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
        ----           ----------   ------------------  -----------------------------  ---------------------------

Duane B. Hopper            --                 --                 98,387 / 80,941            751,396 / 354,512
Kenneth D. Rolfes          --                 --                  4,130 /  9,458             13,062 /  45,120
Anthony W. Borowicz        --                 --                  4,130 /  9,458             13,062 /  45,120
Edward J. Sulick           --                 --                  5,173 /  5,434             41,317 /  25,942
Edward M. Roth III         --                 --                  2,373 /  5,434              7.502 /  25,942

/(1)/Includes options to acquire common stock of Holdings and options to acquire
 ----
preferred stock of Holdings.
/(2)/Based on a price of approximately $10 per share of common stock and $100 per share of preferred stock on December 31, 1996.

The option exercise price of all the options held by the Named Executive Officers is the fair market value of the underlying securities on the date of grant or, in the case of roll-over options, the exercise price equivalent to the exercise price of the predecessor option based on the fair market value of the underlying securities at the time of the Acquisition.

The options may generally be exercised for one year after death or total disability. All options terminate immediately if the holder's employment is terminated. The terms of the options shown in the above table are generally ten years.


PENSION PLAN

  The Company's domestic pension plan (the "Pension Plan"), restated as of January 1, 1989, generally covers all domestic employees who have completed one year of service (including employees covered by the Pension Plan prior to the amendment), excluding employees covered by collective bargaining agreements that do not provide for participation. Under the Pension Plan, the amount of annual benefits payable at age 65 are (subject to a maximum benefit limitation) equal to (a) 1.5% of the participant's final average salary (defined generally as the participant's average monthly earnings for the participant's five highest-paid consecutive years within such participant's last ten years of service) multiplied by the total number of years of service with the Company and fractions thereof, less (b) 1.5% of such participant's estimated primary Social Security benefit multiplied by the total number of years of service with the Company and fractions thereof. The amount computed under clause (b) of the preceding sentence may not exceed 50% of the primary Social Security benefit. Earnings considered for purposes of determining benefits under the Pension Plan include full salary, wages and regular commissions, but do not include bonuses, incentive commissions or amounts included in a participant's gross income with respect to stock options or restricted stock. The Pension Plan provides for reduced benefits upon early retirement for participants who reach age 55 and are vested. Employees who were participants on January 1, 1978 are entitled to the larger of the benefit computed under the current plan formula or the formula in effect prior to an amendment to the Pension Plan on January 1, 1978. An employee becomes 100% vested upon the earliest to occur of: (i) completion of five years of service, (ii) the date such employee reaches age 65, provided that such employee is then employed by the Company or, (iii) the date such employee suffers a disability, as determined by the committee administering the Pension Plan, while employed by the Company.

  The following table illustrates estimated annual benefits calculated as a straight life annuity provided through the Pension Plan assuming retirement in 1995 at age 65. The estimated annual benefits shown have been reduced by 50% of the employee's primary Social Security benefit payable at retirement.


                               PENSION PLAN TABLE

                       FINAL
                   AVERAGE ANNUAL                                     YEARS OF CREDITED SERVICE*
                                                      -----------------------------------------------------------
                    COMPENSATION                       5 YEARS   10 YEARS  15 YEARS  20 YEARS  25 YEARS  30 YEARS
                   --------------                     ---------  --------  --------  --------  --------  --------
                     $ 75,000                          $  4,546   $ 9,092   $13,638   $18,184   $22,730   $27,275
                      100,000                             6,421    12,842    19,263    25,684    32,105    38,525
                      125,000                             8,296    16,592    24,888    33,184    41,480    49,775
                      150,000                            10,171    20,342    30,513    40,684    50,855    61,025
                      175,000                            12,046    24,092    36,138    48,184    60,230    72,275
                      200,000                            13,921    27,842    41,763    55,684    69,605    83,525
                      250,000                            14,613    29,225    43,838    58,451    73,064    87,676
  Maximum eligible compensation for final 5 years:
                 1996  .............................   $150,000
                 1995  .............................    150,000
                 1994  .............................    235,840
                 1993  .............................    228,860
                 1992  .............................    222,220
                                                       $986,920
                                                       --------
                 Average:...........................   $197,384
                 ========                              ========

--------------
 * The Pension Plan contains maximum benefit limitations (generally $120,000) based on the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

  The credited years of service under the Pension Plan, and the amounts of covered compensation received during the twelve months preceding January 1, 1997, for the officers named in the cash compensation table are as follows:
Duane B. Hopper, 8 years, $150,000; Kenneth D. Rolfes, 10 years, $150,000; Anthony W. Borowicz, 15 years, $150,000; Edward J. Sulick, 22 years, $135,000 and Edward M. Roth III, 28 years, $135,000.

SAVINGS PROGRAM

  The Company maintains a savings program for employees (the "Savings Program"), which is qualified under Section 401(k) of the Code. All regular employees of the Company in the United States are eligible to participate in the Savings Program. The Savings Program consists of a tax deferred account to which participants may contribute on a pre-tax basis. For each eligible employee who elects to participate in the Savings Program and makes a contribution thereto, the Company makes a matching contribution. The matching contribution is 100% of the first 1% of the amount contributed by the employee to the extent that the employee contributes at least 1% of his compensation. The maximum contribution for any participant for any year is 6% of such participant's compensation. Contributions to the Savings Program are invested, as the employee directs, in a money market fund, guaranteed investment contract (GIC) fund, fixed income fund, balanced fund or equity funds.

EMPLOYMENT AGREEMENT WITH DUANE B. HOPPER

Holdings and the Company entered into an employment agreement with Mr. Hopper effective September 28, 1995, which was amended by the parties on December 12, 1996 (the "Hopper Employment Agreement"). The Hopper Employment Agreement expires on December 31, 1998 subject to renewal by mutual agreement unless either party gives 180 days prior notice of its intention not to renew. The Hopper Employment Agreement also provides for a three-year noncompetition covenant. Under the Hopper Employment Agreement, Mr. Hopper receives a base salary of $206,000, subject to cumulative annual increases for inflation, and is entitled to receive an annual bonus as determined by the Company's Board of Directors.

Under the Amendment to the Hopper Employment Agreement, the Company agreed to grant Mr. Hopper a Base Option to purchase 60,541 shares of Holdings common stock and 18,163 shares of Holdings preferred stock, a Performance Option to purchase 17,298 shares of Holdings common stock and 5,189 shares of Holdings preferred stock and a Special Common Option to purchase additional shares of Holdings common stock in certain circumstances (collectively, the " New Options"). In addition, Mr. Hopper has received roll-over options ("Rollover Options") to acquire Holdings common stock and Holdings preferred stock in substitution for all existing options held by Mr. Hopper prior to the consummation of the Transactions, which have exercise prices determined in accordance with specified formulas and which entitle Mr. Hopper to receive, at the option of Holdings, either cash or shares of Holdings common stock or Holdings preferred stock, as the case may be, equal to the number of such shares he could have received if he reinvested the value of his existing options in shares of Holdings common stock or Holdings preferred stock, as the case may be, at the price paid by Bessemer in the Acquisition.

Additional terms of the Hopper Employment Agreement are described below.

Employee Loan

The Company has made available to Mr. Hopper a loan (the "Employee Loan") up to a maximum amount of $400,000. The Employee Loan matures on the tenth anniversary of the Effective Time unless earlier prepaid. Mr. Hopper is required to prepay the Employee Loan upon the occurrence of certain events, including the Company's acceleration of such loan following the termination of Mr. Hopper's employment. The Employee Loan is a recourse loan and is secured by a first priority security interest in Mr. Hopper's shares of Holdings' capital stock and Rollover Options.

In the event the Company accelerates the Employee Loan as provided in the Hopper Employment Agreement, then Mr. Hopper shall have the right, subject to certain limitations, to require Holdings to repurchase the shares of Holdings capital stock or Rollover Options (at Mr. Hopper's option) (but not New Options) held by Mr. Hopper in an amount such that the net cash proceeds are sufficient to repay all amounts due under the Employee Loan, at a cash purchase price equal to the then fair market value of such securities. Mr. Hopper will be required to use such proceeds to pay all amounts then outstanding under the Employee Loan (including accrued but unpaid interest).

Severance

If Holdings terminates the employment of Mr. Hopper without cause, Mr. Hopper will be entitled to receive certain payments and benefits as severance including
(i) continuation of his base salary for a specified period, (ii) a prorated bonus, (iii) except in certain circumstances, continuation of coverage under all non-cash, non-retirement benefit plans of the Company

(i.e., medical, life, accident and disability insurance) for a period of 18 months after such termination and (iv) the Rollover Options remaining outstanding.

Termination upon Death or Incapacity

If Mr. Hopper's employment is terminated due to his death or incapacity, then
(i) the coverage in effect under the Company's medical plan immediately prior to his death or incapacity shall continue in effect for a period of 12 months from the date of such termination of employment, (ii) Mr. Hopper (or his estate) will be entitled to receive a prorated bonus to the date of termination, and (iii) the Rollover Options remain outstanding.

Put Options

In the event of termination of Mr. Hopper's employment either (i) due to Mr. Hopper's death or incapacity or (ii) by Holdings and the Company without cause, then Mr. Hopper shall have the right to require Holdings to repurchase all (but not less than all) the Holdings capital stock and Rollover Options (but not New Options) held by Mr. Hopper for a cash purchase price equal to the then fair market value of such securities.

EMPLOYMENT AGREEMENTS WITH OTHER SENIOR EXECUTIVES

The Company has entered into employment agreements with Mr. Larry R. Drake, Mr. Anthony W. Borowicz, Mr. Kenneth D. Rolfes, Mr. Edward M. Roth III, Mr. Edward
J. Sulick, Ms. Patricia A. Baubonis and Ms Catherine M. Militello on the terms described below.

The Company's employment agreement with Mr. Drake has expired and the Company has provided him with notice, in accordance with its terms, that his employment shall terminate effective May 16, 1997. Mr. Drake is entitled to receive continuation payments of his annual base salary ($122,750) and continuation of benefits (including participation in employee benefit plans) for a period of 12 months following termination.

The terms of the employment agreements with its others senior executives (the "Senior Executive Employment Agreements") are substantially similar and are described below.

Term

The term of each of the Senior Executive Other Employment Agreements commenced on September 28, 1995 and terminates on December 31, 1997. Each of the Senior Executive Employment Agreements may be extended for an additional term upon mutual agreement of the parties.

Compensation

Under the Senior Executive Employment Agreements, base salaries are: Ms. Baubonis, $87,400; Mr. Rolfes, $190,000; Mr. Borowicz, $150,000; Mr. Roth,
$135,000; Mr. Sulick, $135,000; and Ms. Militello, $90,000, in each case subject to cumulative annual increases for inflation. The Senior Executive Employment Agreements also provide for the payment of an annual a bonus as determined by the Board of Directors.

Severance

In the event of termination of the employment without cause, the senior executive will be entitled to the following payments and benefits as severance:
(i) continuation of the base salary for a period of 12 months from the date of termination (subject to extension in certain circumstances), (ii) a prorated bonus and (iii) continuation of coverage under all non-cash, non-retirement benefit plans of the Company for a period of up to 12 months after such termination.

Termination upon Death or Incapacity

If employment is terminated due to death or incapacity, then the senior executive (or his or her estate) is entitled to: (i) continuation of coverage under the Company's medical plan for a period of up to 12 months and (ii) a prorated bonus.

Non-Competition/Non-Disclosure

Each of the Senior Executive Employment Agreements contains a two-year non-competition covenant effective following termination of employment (subject to certain limitations) and a confidentiality agreement with regard to non-disclosure of proprietary information of Holdings, the Company and their subsidiaries.

1996 OFFICERS INCENTIVE PLAN

The senior executives of the Company are eligible to participate in the 1996 Officers Incentive Plan. The 1996 Officers Incentive Plan provides for the payment of cash awards of up to 100% of such executive's base salary based on the achievement of performance goals.

1996 STOCK OPTION PLAN

The Graphic Holdings 1996 Stock Option Plan (the "Plan") authorizes the grant to officers and key employees of the Company of options to purchase shares of not more than 200,000 Holdings common stock and not more than 60,000 of Holdings preferred stock. No person may be granted options under the Plan representing an aggregate of more than 80,000 shares of Common Stock and an aggregate of more than 25,000 shares of Preferred Stock. The options granted under the Plan are non-qualified stock options and will be granted by the Compensation Committee of the Board of Directors (the "Committee"). To date, 122,098 options to purchase Common Stock and 36,630 options to purchase Preferred Stock have been granted to employees of the Company.

 The purchase price of the Common Stock and/or Preferred Stock, as applicable, under each option shall be determined by the Committee, but generally shall not be less than 100% of the fair market value per share of the Common Stock or Preferred Stock, as applicable, on the date the option is granted.

 Conditions to exercisability and expiration of Options under the Plan are contained in the Plan and the stock option agreements evidencing such Options to be entered into between Holdings and each participant. The Committe may in its discretion prescribe that any option is exercisable in installments. The Plan provides that, upon the termination of the employment of any participant for cause or the voluntary termination of any participant, the option will expire upon such termination date, and such option will no longer be exercisable by such participant after such termination date. The Plan also provides that if a participant (i) dies or (ii) terminates employment due to disability, the option must be exercised prior to the date of its expiration or 180 days from the date of the participant's death or cessation of employment due to disability, whichever occurs first; and if the participant's employment is involuntarily terminated without cause by the Company, to the extent that the option may be exercised it must be exercised prior to the date of expiration or 30 days from the date of the participant's termination of employment, whichever occurs first.

 In the event of a sale of all or substantially all of the assets or outstanding voting securities of the Company, on the effective date of such sale the Plan and, to the extent not then exercised, all then outstanding option grants thereunder shall be terminated and cancelled without further cost or liability to the Company provided, however, that in the event the Company enters into a binding agreement with respect to any such sale, the Company shall provide notice of such agreement to each holder of options by not fewer than 30 days before the effective date of such sale transaction.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  As a result of the Acquisition, all the outstanding capital stock of Holdings is owned by Bessemer and its affiliates (which own, on a fully diluted basis, approximately 90% of such outstanding capital stock) and the Management Investors (who collectively own, on a fully diluted basis, the remaining approximately 10%), and Holdings owns 100% of the capital stock of the Company. In connection with the Transactions, Bessemer and the Management Investors entered into the Stockholders Agreement described below.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DEVON ACQUISITION

 In connection with the financing of the Devon Acquisition, on February 29, 1996, the Company issued a total of 787,500 shares of Common Stock and 236,250 shares of Preferred Stock to Bessemer and its affiliates for an aggregate consideration of $31,500,000. All of the shares are subject to the Stockholders Agreement.

STOCKHOLDERS AGREEMENT

  The Stockholders Agreement (the "Stockholders Agreement") among Bessemer, GH Acquisition and the Management Investors contains customary provisions relating to the rights and obligations of the Management Investors, such as the following: (i) the Management Investors have agreed to vote all their shares of Holdings capital stock in the manner directed by Bessemer, except in certain limited circumstances; (ii) the Management Investors are generally permitted to transfer such capital stock for 10 years (or following any earlier public offering); (iii) the Management Investors have tag-along rights in the event of a public offering or private sale of such capital stock by Bessemer, and Holdings and Bessemer have drag-along rights and rights of first refusal with respect to the Management Investors' shares; (iv) Holdings has the right to call any or all shares of a Management Investor at any time within one year following cessation of such Management Investor's employment with the Company; and (v) each Management Investor has the right to put all his shares (and any roll-over options) to Holdings at any time within specified periods following cessation of such Management Investor's employment due to death or disability.

ADVISORY SERVICES AGREEMENT

  Pursuant to an advisory services agreement among Holdings, the Company and an affiliate of Bessemer, the Company has agreed to pay such affiliate an annual advisory fee of $750,000.

EMPLOYEE LOAN

  As described under "Item 11. Executive Compensation--Employment Agreement with Duane B. Hopper" the Company has agreed to make loans of up to $400,000 available to Mr. Hopper, President and Chief Executive Officer of the Company, pursuant to the Hopper Employment Agreement. The Employee Loan bears interest at a rate equal to the lowest interest rate that would not result in its being a "below market loan" as defined in Section 7872 of the Internal Revenue Code. No loans are outstanding under the Employee Loan as of December 31, 1996.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

(1) CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 1995 AND 1996 AND FOR THE PERIODS IN THE THREE YEARS ENDED DECEMBER 31, 1996.
      The consolidated financial statements filed as a part of this Report are listed beneath Item 8 at page 22 of this Report.

(2)  FINANCIAL STATEMENT SCHEDULES
      The following financial statement schedule is filed as a part of this
      Report:

 FORM 10-K                                           PAGE
 SCHEDULE               DESCRIPTION                 NUMBER
-----------  ---------------------------------      ------
   II        Valuation and Qualifying Accounts

  All other schedules are omitted as the required informtion is not applicable or the information is presented in the consolidated financial statements or the related notes.

(3)  EXHIBITS

EXHIBIT NO.                                            DESCRIPTION
-----------              -----------------------------------------------------------------------
        3.1              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        3.2              By-laws of the Company (incorporated by reference to Exhibit 3.2 to the
                         Company's Registration Statement on Form S-4 (File No. 33-99094)).
        4.1              Indenture, dated as of September 15, 1995, between the Company and
                         United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        4.2              Exchange and Registration Rights Agreement, dated September 28,
                         1995, between the Company and Chemical Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        4.3              Form of 12% Senior Subordinated Notes due 2005 of the Company
                         (incorporated by reference to Exhibit 4.3 to the Company's Registration
                         Statement on Form S-4 (File No. 33-99094)).
       10.1              Agreement and Plan of Merger dated August 3, 1995, among GH
                         Acquisition Corporation, Graphic Holdings, Inc. and the Company
                         (incorporated by reference to Exhibit 10.1 to the Company's
                         Registration Statement on Form S-4 (File No. 33-99094)).
       10.2              Purchase Agreement dated September 21, 1995, between the
                         Company and Chemical Securities, Inc. (incorporated by reference to
                         Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File
                         No. 33-99094)).

EXHIBIT NO.                                   Description
-----------      ----------------------------------------------------------------------
       10.3      Employment Agreement dated as of September 28, 1995, among GH
                 Acquisition Corporation, Graphic Holdings, Inc., the Company and
                 Duane B. Hopper (incorporated by reference to Exhibit 10.4 to the
                 Company's Registration Statement on Form S-4 (File No. 33-99094)).
       10.4      Commercial Lease between Acadia Properties, Inc. and the Company dated November 1, 1984, as modified (incorporated by reference to
                 Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File
                 No. 33-99094)).
       10.5      Share Purchase Agreement dated as of December 23, 1995, among the Company, Dan S. Sandel and the selling shareholders named therein (incorporated by reference to Exhibit 10.6 to the Company's
                 Registration Statement on Form S-4 (File No. 33-99094)).
       10.6      Credit Agreement dated as of September 28, 1995, as Amended and
                 Restated through February 29, 1996, among the Company, Graphic Holdings,
                 Inc., various lending institutions and Chase Bank, as Agent.
       10.7      Lease for 9530 Desoto Avenue, Chatsworth, California (to be filed with 10-K/A)
       10.8      Lease for 9540 Desoto Avenue, Chatsworth, California (to be filed with 10-K/A)
       10.9      Lease for Rock Hill, South Carolina (to be filed with 10-K/A)
      10.10      1996 Stock Option Plan
      10.11      First Amendment to Amended and Restated Employment Agreement
       21.1      List of subsidiaries of the Company.*
       24.1      Power of Attorney (included on signature page).*
-------------------

*    Filed herewith.



   Exhibit 10.4 is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c).

(b)  Reports on Form 8-K.

     None.


(c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GRAPHIC CONTROLS CORPORATION

Date: March 29, 1996
                               By        /s/   Duane B. Hopper
                                   ---------------------------------
                                   DUANE B. HOPPER, PRESIDENT

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Duane B. Hopper and Michael B. Rothfeld, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                    SIGNATURE                         TITLE                      DATE
                    ---------                         -----                      ----

              /s/  Duane B. Hopper          President, Chief Executive  March 29, 1996
------------------------------------------
             DUANE B. HOPPER                Officer and Chief
                                            Operating Officer
                                            and Director

      /s/  Anthony W. Borowicz              Vice President, Finance   March 29, 1996
------------------------------------------
          ANTHONY W. BOROWICZ               and Principal Financial
                                            Officer and Principal
                                            Accounting Officer

        /s/  Michael B. Rothfeld            Chairman of the Board     March 29, 1996
------------------------------------------
           MICHAEL B. ROTHFELD              and Director

                                            Director                  March 29, 1996
------------------------------------------
           WARD W. WOODS, JR.

        /s/  Stuart S. Janney, III          Director                  March 29, 1996
------------------------------------------
           STUART S. JANNEY, III

     /s/  Russell D. Sternlicht             Director                  March 29, 1996
------------------------------------------
          RUSSELL D. STERNLICHT

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
           PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
       HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders of the Company.

(d) Financial Statement Schedules

                                                                     SCHEDULE II

                        VALUATION & QUALIFYING ACCOUNTS
                  GRAPHIC CONTROLS CORPORATION & SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                  ADDITIONS
                                                                          -------------------------
                                                              BALANCE AT                                             BALANCE
                                                              BEGINNING   CHARGED TO    CHARGED TO                   AT END
                        DESCRIPTION                           OF PERIOD     EXPENSE    OTHER ACCTS.   DEDUCTIONS    OF PERIOD
------------------------------------------------------------  ----------  -----------  ------------  -------------  ---------
Period ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts............................    $338      $   16            $49      $   21          $382
     Allowance for returns......................................     362       2,426                      2,388           400
                                                                    ----      ------   ------------      ------          ----

        Total...................................................    $700      $2,442            $49      $2,409          $782
                                                                    ----      ------   ------------      ------          ----

Period ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts............................    $474      $  (43)                    $  93(1)        $338
     Allowance for returns......................................     334         470                      442(2)          362
                                                                    ----      ------   ------------      ------          ----
        Total...................................................    $808      $  427             $0      $  535          $700
                                                                    ----      ------   ------------      ------          ----
Period ended September 28, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts............................    $403      $   96                     $   25(1)       $474
     Allowance for returns......................................     406       1,614                      1,686(2)        334
                                                                    ----      ------   ------------      ------          ----

        Total...................................................    $809      $1,710             $0      $1,711          $808
                                                                    ----      ------   ------------      ------          ----

Period ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful accounts............................    $420      $  160                     $  177(1)       $403
     Allowance for returns......................................     516       2,374                      2,484(2)        406
                                                                    ----      ------   ------------      ------          ----

        Total...................................................    $936      $2,534             $0      $2,661          $809
                                                                    ----      ------   ------------      ------          ----

--------------
(1) Uncollectible accounts written off, net of recoveries.
(2) Returns from customers during the year.

EXHIBIT INDEX


EXHIBIT NO.                                      DESCRIPTION                                  PAGE
-----------      ---------------------------------------------------------------------------  ----
        3.1      Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                 S-4 (File No. 33-99094)).
        3.2      By-laws of the Company (incorporated by reference to Exhibit 3.2 to the
                 Company's Registration Statement on Form S-4 (File No. 33-99094)).
        4.1      Indenture, dated as of September 15, 1995, between the Company and
                 United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                 S-4 (File No. 33-99094)).
        4.2      Exchange and Registration Rights Agreement, dated September 28, 1995, between the Company and Chemical Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
                 S-4 (File No. 33-99094)).
        4.3      Form of 12% Senior Subordinated Notes due 2005 of the Company
                 (incorporated by reference to Exhibit 4.3 to the Company's Registration
                 Statement on Form S-4 (File No. 33-99094)).
       10.1      Agreement and Plan of Merger dated August 3, 1995, among GH
                 Acquisition Corporation, Graphic Holdings, Inc. and the Company
                 (incorporated by reference to Exhibit 10.1 to the Company's Registration
                 Statement on Form S-4 (File No. 33-99094)).
       10.2      Purchase Agreement dated September 21, 1995, between the Company and Chemical Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).
       10.3      Credit Agreement dated as of September 28, 1995, among the Company,
                 Graphic Holdings, Inc., various lending institutions named therein, NDB
                 Bank and Fleet Bank of Massachusetts, N.A., as Co-Agents, and Chemical
                 Bank, as Agent (incorporated by reference to Exhibit 10.3 to the Company's
                 Registration Statement on Form S-4 (File No. 33-99094)).
       10.4      Employment Agreement dated as of September 28, 1995, among GH
                 Acquisition Corporation, Graphic Holdings, Inc., the Company and Duane B.
                 Hopper (incorporated by reference to Exhibit 10.4 to the Company's
                 Registration Statement on Form S-4 (File No. 33-99094)).
       10.5      Commercial Lease between Acadia Properties, Inc. and the Company dated
                 November 1, 1984, as modified (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 33-99094)).
       10.6      Share Purchase Agreement dated as of December 23, 1995, among the
                 Company, Dan S. Sandel and the selling shareholders named therein
                 (incorporated by reference to Exhibit 10.6 to the Company's Registration
                 Statement on Form S-4 (File No. 33-99094)).
       10.7      Credit Agreement*
       10.8      Lease for 9530 Desoto Avenue, Chatsworth, California*
       10.9      Lease for 9540 Desota Avenue, Chatsworth, California*
      10.10      Lease for Rock Hill, South Carolina*
      10.11      1996 Stock Option Plan*

      10.12      First Amendment to Amended and Restated Employment Agreement*
       21.1      List of subsidiaries of the Company.*
       24.1      Power of Attorney (included on signature page).*
--------------
*Filed herewith.

LIST OF SUBSIDIARIES OF THE COMPANY

      SUBSIDIARY OF THE COMPANY                 JURISDICTION OF ORGANIZATION
      Tronomed, Inc.                            California
      Tronomed Express, Inc.                    California
      Graphic Controls (Australia) Pty. Ltd.    Australia
      Graphic Controls Canada Ltd.              Canada
      Controle Graficos Ibericos, S.A.          Spain
      Devon Industries, Inc.                    California*
--------------
* Devon Industries, Inc. became a subsidiary of the Company as of February 29, 1996.