Form 10-K405/A
period 1996-12-31
GRAPHIC CONTROLS CORP
filed 1997-04-08
CIK 43134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------
                                  FORM 10-K/A
                                  ----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  NONE

                         GRAPHIC CONTROLS CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
1.   Business............................................................     1
2.   Properties..........................................................    12
3.   Legal Proceedings...................................................    12
4.   Submission of Matters to a Vote of Security Holders.................    12

                                    PART II
5.   Market for the Registrant's Common Equity
     and Related Stockholder Matters.....................................    13
6.   Selected Financial Data.............................................    13
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................    15
8.   Financial Statements and Supplementary Data.........................    19

9.   Changes In and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................    38

                                   PART III
10.  Directors and Executive Officers of the Registrant..................    38
11.  Executive Compensation..............................................    41
12.  Security Ownership of Certain Beneficial Owners
     and Management......................................................    48
13.  Certain Relationships and Related Transactions......................    48

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....    50
15.  Signatures..........................................................    51

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Graphic Controls Corporation (the "Company"), wholly-owned by Bessemer Holdings, L.P. and its affiliates (collectively, "Bessemer") and management (through their 100% ownership of Graphic Holdings, Inc. ("Holdings"), of which the Company is a wholly-owned subsidiary), is a leading North American manufacturer and marketer of disposable medical and surgical products and industrial recording supplies. Medical products, which represented 74% of the Company's 1996 net sales, include five principal product lines: (i) cardiology and critical care, (ii) neurology, (iii) perinatology, (iv) infection control and (v) Devon(R) brand operating room products. Industrial products, which represented 26% of the Company's 1996 net sales, include recording charts and marking systems used in recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current and magnetic and seismic activity.

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

Established Relationships with GPOs and JIT Distributors. The Company has contracts with the majority of the 50 national or regional GPOs in North America, sales to which represented more than 50 percent of the Company's 1996 North American medical products net sales. The Company has also established sales relationships with several of the largest national and regional distributors, which effectively act as hospital logistics and purchasing agents. The Company believes that it developed these relationships with distributors earlier than many of its competitors and that these established relationships with GPOs and distributors, together with its broad product offering, position the Company to expand its sales because these large GPOs and distributors are expected to represent an increasing proportion of medical products purchases and to concentrate their purchases with fewer, larger suppliers.

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

 . Acquisitions of New Products. The Company intends to make selective acquisitions of companies and/or individual products in order to augment its existing product lines, add additional product lines or facilitate capacity consolidation and rationalization. In February 1996, the Company acquired Devon Industries, Inc., and integrated the sales, marketing and administrative functions with Graphic Controls. In February 1993, the Company acquired Tronomed and Upbeat and began distributing their products through its existing sales force.

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

 Sales and Marketing

   A primary strength of the Company is its experienced and dedicated 174 person sales organization for medical products, consisting of an 118 person acute care field sales force, a 27 person alternate care sales force which is predominately telesales and 29 regional managers. The field sales force calls on hospitals and large hospital chains as well as GPOs, regional integrated healthcare networks (IHNs) and distributors. The field sales force employs value-added selling techniques, such as in-servicing products and providing cost saving analysis for accounts on a quarterly basis. The sales force facilitates communication with clinicians which helps to obtain customer input for the new product development process, and to identify customer needs for services and programs. Sales are made to end-users in specific hospital departments (e.g., operating room, EKG department, sleep labs, stress and holter, emergency room, intensive care unit, critical care unit, telemetry, labor and delivery) as well as to materials management and infection control personnel. The Company has numerous long-term relationships with customers including contracts with GPOs covering over 60% of all hospital beds in the United States .

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

Sales and Marketing

  The Company sells its industrial products directly to industrial customers as well as through private label manufacturers and specialty distributors. The Company employs a 52 person sales organization for its industrial products, consisting of a 52 person field sales force and an 8 person telesales force. The Company believes that it maintains the largest sales organization dedicated to selling industrial recording supplies. Such sales organization, which focuses principally on maintaining and servicing the Company's large existing base of customers, makes sales by calling upon the purchasing and materials managers and engineers in maintenance, manufacturing controls and environmental departments of a variety of industrial customers, including public utilities and oil and gas refineries. The field sales force focuses on larger customers near major cities, while the telesales force covers smaller customers in smaller cities and more geographically dispersed locations.

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


LIQUIDITY AND CAPITAL RESOURCES. The Company's primary capital requirements consist of debt service related to the financing for the Acquisition and the Devon Acquisition, the Company's capital expenditures, the Company's working capital needs and the short-term payments related to the nonrecurring and other costs (as described above). In connection with the Acquisition and Devon acquisition, the Company borrowed approximately $235,000,000. In addition, the book value of certain tangible and intangible assets increased in accordance with generally accepted accounting principles. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Depreciation and amortization expenses increased by $7,335,000 in 1996.

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

As a result of the integration of Devon and the identification of several new areas of potential costs savings, in 1996 the Company spent approximately $7.7 million on a one-time basis to achieve what management expects will be substantial future cost savings and increased efficiencies. In connection with such increased expenditure, on March 31, 1997, the Company received a waiver from compliance with certain covenants under the agreement governing its bank debt. The waiver expires 60 days from March 31, 1997, prior to which date management expects that an amendment to the agreement modifying the relevant covenants will have been obtained .

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

  Edward M. Roth III who became Vice President, Industrial Sales and Marketing as of July 1996 has been Director, North American Industrial Sales and Marketing since 1993 and prior thereto, he was a Sales and Marketing Manager (U.S.) since 1981.

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

Edward J. Sulick
 Vice President, North
 American Medical Sales .
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

EMPLOYMENT AGREEMENT WITH DUANE B. HOPPER

Holdings and the Company entered into an employment agreement with Mr. Hopper effective September 28, 1995, which was amended by the parties on December 12, 1996 (the "Hopper Employment Agreement"). The Hopper Employment Agreement expires on December 31, 1998 subject to renewal by mutual agreement unless either party gives 180 days prior notice of its intention not to renew. The Hopper Employment Agreement also provides for a three-year noncompetition covenant. Under the Hopper Employment Agreement, Mr. Hopper receives a base salary of $325,000, subject to cumulative annual increases for inflation, and is entitled to receive an annual bonus as determined by the Company's Board of Directors.

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

Compensation

Under the Senior Executive Employment Agreements, base salaries are: Ms. Baubonis, $95,000; Mr. Rolfes, $190,000; Mr. Borowicz, $150,000; Mr. Roth,
$135,000; Mr. Sulick, $135,000; and Ms. Militello, $125,000, in each case subject to cumulative annual increases for inflation. The Senior Executive Employment Agreements also provide for the payment of an annual a bonus as determined by the Board of Directors.

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

1996 STOCK OPTION PLAN

The Graphic Holdings 1996 Stock Option Plan (the "Plan") authorizes the grant to officers and key employees of the Company of options to purchase not more than 200,000 shares of Holdings common stock and not more than 60,000 shares of Holdings preferred stock. No person may be granted options under the Plan representing an aggregate of more than 80,000 shares of Common Stock and an aggregate of more than 25,000 shares of Preferred Stock. The options granted under the Plan are non-qualified stock options and will be granted by the Compensation Committee of the Board of Directors (the "Committee"). To date, 122,098 options to purchase Common Stock and 36,630 options to purchase Preferred Stock have been granted to employees of the Company.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DEVON ACQUISITION

 In connection with the financing of the Devon Acquisition, on February 29, 1996, Holdings issued a total of 787,500 shares of Common Stock and 236,250 shares of Preferred Stock to Bessemer and its affiliates for an aggregate consideration of $31,500,000. All of the shares are subject to the Stockholders Agreement.

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

      Valuation and Qualifying Accounts (Schedule 2)

  All other schedules are omitted as the required informtion is not applicable or the information is presented in the consolidated financial statements or the related notes.


(b)  Reports on Form 8-K.

     None.


(c)  Exhibits

     The exhibits listed on the accompanying Exhibit Index on page 54 are filed as part of this Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GRAPHIC CONTROLS CORPORATION


Date: March 29, 1996                   By       /s/ DUANE B. HOPPER
                                         --------------------------------------
                                         Duane B. Hopper (President and Chief
                                           Executive Officer)


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

          Signature                      Title                    Date
          ---------                      -----                    ----

    /s/  DUANE B. HOPPER        President, Chief Executive    April 8, 1997
------------------------------    Officer and Chief
         Duane B. Hopper          Operating Officer and
                                  Director


    /s/  ANTHONY W. BOROWICZ    Vice President, Finance       April 8, 1997
------------------------------    and Principal Financial
         Anthony W. Borowicz      Officer and Principal
                                  Accounting Director


    /s/  MICHAEL B. ROTHFELD    Chairman of the Board         April 8, 1997
------------------------------    and Director
         Michael B. Rothfeld


    /s/  WARD W. WOODS          Director                      April 8, 1997
------------------------------
         Ward W. Woods


    /s/  STUART S. JANNEY, III  Director                      April 8, 1997
------------------------------
         Stuart S. Janney, III


    /s/  RUSSELL D. STERNLICHT  Director                      April 8, 1997
------------------------------
         Russell D. Sternlicht

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

EXHIBIT INDEX                                 LIST OF EXHIBITS


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


                                     (54)

EXHIBIT NO.                                   Description
-----------      ----------------------------------------------------------------------
       10.3      Employment Agreement dated as of September 28, 1995, among GH
                 Acquisition Corporation, Graphic Holdings, Inc., the Company and
                 Duane B. Hopper (incorporated by reference to Exhibit 10.4 to the
                 Company's Registration Statement on Form S-4 (File No. 33-99094)).
       10.4      Commercial Lease between Acadia Properties, Inc. and the Company dated November 1, 1984, as modified (incorporated by reference to
                 Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File
                 No. 33-99094)).
       10.5      Share Purchase Agreement dated as of December 23, 1995, among the Company, Dan S. Sandel and the selling shareholders named therein (incorporated by reference to Exhibit 10.6 to the Company's
                 Registration Statement on Form S-4 (File No. 33-99094)).
       10.6      Credit Agreement dated as of September 28, 1995, as Amended and
                 Restated through February 29, 1996, among the Company, Graphic Holdings,
                 Inc., various lending institutions and Chase Bank, as Agent.*
       10.7      Lease for 9530 Desoto Avenue, Chatsworth, California*
       10.8      Lease for 9540 Desoto Avenue, Chatsworth, California*
       10.9      Lease for Rock Hill, South Carolina*
      10.10      1996 Stock Option Plan*
      10.11      First Amendment to Amended and Restated Employment Agreement
       21.1      List of subsidiaries of the Company.
       24.1      Power of Attorney (included on signature page).*
-------------------

*    Filed herewith.


                                     (55)