Form 10-Q
period 1997-03-31
GRAPHIC CONTROLS CORP
filed 1997-05-15
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1997

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

      Condensed consolidated statements of income
      -- three months ended March 31, 1997 and 1996..........................................      1

      Condensed consolidated balance sheets
      March 31, 1997 and December 31, 1996...................................................      2

      Condensed consolidated statements of cash flow
      -- three months ended March 31, 1997 and 1996..........................................      3

      Notes to condensed consolidated financial statements
      -- March 31, 1997......................................................................      4


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........................................     5-6


    PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Report on Form 8-K.................................................     7

   Signature.................................................................................     8


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31     MARCH 31
                                                            1996          1997
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    563     $    657
 Accounts receivable, net.............................       37,208       37,987
 Inventories..........................................       32,697       36,916
 Income tax recoverable...............................        1,755           --
 Other................................................        1,138        1,711
                                                           --------     --------
   Total current assets...............................       73,361       77,271
Property, plant and equipment:
 Land.................................................        1,097        1,096
 Buildings and improvements...........................       11,160       11,209
 Machinery and equipment..............................       29,589       31,203
                                                           --------     --------
                                                             41,846       43,508
 Less accumulated depreciation........................        6,750        8,641
                                                           --------     --------
                                                             35,096       34,867

Goodwill, net.........................................      229,639      229,073
Financing costs, net..................................       11,150       10,517
Acquisition escrow accounts...........................        9,002        9,002
Other assets..........................................        6,715        7,109
                                                           --------     --------
                                                           $365,017     $367,839
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  2,954     $     --
 Accounts payable.....................................       14,261       13,297
 Employees' compensation..............................        7,154        5,395
 Accrued expenses.....................................        5,009        3,906
 Income taxes payable.................................           --          356
 Deferred income taxes................................        1,970        1,970
 Current portion of long-term debt....................        8,015       10,465
                                                           --------     --------
   Total current liabilities..........................       39,363       35,389
Long-term debt........................................      219,728      226,022
Deferred income taxes.................................        1,199        1,197
Other non-current liabilities.........................       22,962       22,949
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............         (288)         696
 Equity adjustment from foreign currency translation..         (313)        (780)
                                                           --------     --------
   Total shareholder's equity.........................       81,765       82,282
                                                           --------     --------
                                                           $365,017     $367,839
                                                           ========     ========

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended    Three Months Ended
                                                  March 31, 1996        March 31, 1997
                                               -----------------    ------------------

 Net sales..................................... $   50,605          $   63,466

Cost of sales..................................     27,687              33,897
                                                ----------          ----------
    Gross Profit...............................     22,918              29,569

 Selling, general and administration expenses..     14,811              18,223
 Amortization expense..........................      1,717               2,149
 Other nonrecurring expense. ..................         18               1,279
                                                ----------          ----------
    Total operating expenses...................     16,546              21,651
                                                ----------          ----------
    Operating income...........................      6,372               7,918

 Interest income...............................         14                  --
 Interest expense..............................     (4,545)             (5,634)
                                                -----------         ----------
    Income before income taxes.................      1,841               2,284

 Income tax expense............................      1,175               1,300
                                                 ---------          ----------
    Net income................................. $      666          $      984
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                          MARCH 31, 1996         MARCH 31, 1997
                                                      ------------------     ------------------

Operating activities:
  Net income....................................          $    666             $     984
  Depreciation and amortization.................             3,010                 4,134
  Changes in assets and liabilities.............            (3,781)               (9,154)
                                                          --------             ---------
    Net cash used by operations.................              (105)               (4,036)
                                                          --------             ---------

 Investing activities:
  Additions to property, plant & equipment......            (1,020)               (1,660)
  Purchase of Devon Industries, Inc.............           (96,251)                   --
                                                          --------             ---------
    Net cash used in investing activities.......           (97,271)               (1,660)
                                                          --------             ---------

 Financing activities:
  Repayment of senior debt......................           (1,082)                  (375)
  Decrease in cash overdraft....................               --                 (2,954)
  Financing fees................................           (2,749)                    --
  Proceeds from senior bank facilities..........               --                  9,119
  Senior bank financing of Devon purchase.......           67,500                     --
  Proceeds from additional paid in capital......           31,500                     --
                                                          -------              ---------
    Net cash provided by financing activities...           97,918                  5,790
                                                          -------              ---------
  Increase(decrease) in cash and cash equivalents          (2,207)                    94
  Cash and cash equivalents at beginning of period          1,481                    563
                                                          -------              ---------
  Cash and cash equivalents at end of period.....         $  (726)             $     657
                                                          =======              =========



    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.



 NOTE B - INVENTORIES


 The components of inventory consist of the following (in thousands):


                                             DECEMBER 31  MARCH 31
                                                1996        1997
                                             -----------  ------------

       Raw materials................            $12,822   $11,885
       Work in process..............              2,094     2,299
       Finished products............             17,781    22,732
                                                -------   -------
                                                $32,697   $36,916
                                                =======   =======


NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

On February 29, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation. Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was $96 million, including estimated expenses of $5 million, plus up to $7 million in deferred consideration contingent upon Devon's future financial performance. The
Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. The pro forma unaudited results of operations for the three months ended March 31, 1996 and March 31, 1997, assuming consummation of the purchase and related financing as of January 1, 1996, are as follows:

                                                  Three Months Ended March 31
                                                       1996           1997
                                                      ------         ------

Net sales ..................................         $61,849        $63,466
Net income..................................           1,362            984


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

Net Sales increased by 25.5% from $50.6 million in the first quarter ended March 31, 1996 to $63.5 million for the three months ended March 31, 1997. The increase is primarily the result of incremental sales volume associated with the acquisition of Devon Industries Inc. ("Devon") which was completed on February 29, 1996 (the "Devon Acquisition). Domestic medical sales excluding Devon-brand increased by 7.2% in the three months ended March 31, 1997 over the same period last year. In the first quarter, the Company began shipping certain products under the new Premier Alliance contract which contributed to the increased sales. Sales under this contract should increase going forward as the hospitals are converted to Graphic Controls products. Offsetting the increased end user demand is the continued oscillation in the Company's sales to the largest medical distributors. In the first quarter of 1997, the Company's largest distributors decreased their inventory of the Company's products resulting in a reduction in sales of approximately $1.4 million. The impact is primarily affecting sales of Devon-brand products which almost entirely are sold through these distributors. Industrial product sales decreased by 2.4% in the three months ended March 31, 1997, which is in line with the historical rate of decline on this mature product segment. International sales increased by 16.9% compared to the same period last year. Sales of Devon-brand products and increased market penetration of the Company's electrodes and chart products account for the majority of the increase.

Gross profit increased from $22.9 million for the first quarter ended March
31, 1996 to $29.6 for the first quarter ended March 31, 1997, an increase of $6.7 million or 29.3%. The majority of the increase was due to the Devon Acquisition. Gross margin increased from 45.2% in the first quarter 1996 to 46.6% in 1997. The increase is partially attributable to increased productivity in some of our manufacturing plants resulting from continued business improvement actions.

Selling, General & Administrative Expenses increased by $3.4 million or 22.9% from $14.8 million in the three months ended March 31, 1996 to $18.2 million in 1997. Substantially all of the increase was due to the Devon Acquisition. As a percentage of net sales, expenses have decreased from 29.2% to 28.6% of net sales for the quarter ending March 31, 1997. The decrease is partially attributable to the consolidation of Devon Industries into Graphic Controls, the rationalization of our international business and the improved distribution capabilities.

Amortization Expense increased by $.4 million in the three months ended March 31, 1997 to $2.1 million as compared to the same period last year.
The increase is attributable to the higher goodwill expense due to the Devon Acquisition.

Nonrecurring Expense of $1.3 million for the three months ended March 1997 represents costs primarily associated with the contract with Thomas Group Incorporated and the startup costs of cable and leadwire operation in the New Jersey facility. The Thomas Group has been contracted to assist in the profit enhancing activities of the Company. Their focus will be on reducing order fulfillment and new product development cycle time, reducing working capital requirements and other corporate productivity measures aimed at increasing revenue growth and improving margins. To improve long term efficiency, the cable and leadwire production has been consolidated into the Cherry Hill facility. Phase I, the physical move of the equipment from the California plant to the New Jersey plant, was completed in September 1996. Phase II of the consolidation, the startup of production, is currently ongoing. To date, learning curve related costs of $.7 million have been incurred. Actions are being taken to improve the product and support costs for the cable and leadwire production.

Operating Income increased by $1.5 million from $6.4 million in the three months ended March 31, 1996 to $7.9 million for the same period this year. The increase in operating income reflects the Devon Acquisition and the growth across the company's three lines of business -- medical, industrial and international.

Net Interest Expense increased from $4.5 million in the three months ended March 31, 1996 to $5.6 million for same period this year. The increase was the result of the increased indebtedness incurred in connection with the Devon Acquisition and the temporary one-time increase in inventory and receivables of approximately $13.0 million.

Liquidity and Capital Resources. Cash flows used by operations for the first quarter 1997 was $4.0 million as compared to $.1 million used by operations for the three months ended March 1996. Operating cash flows for 1997 were negatively impacted by an increase in inventories primarily attributable to the ramp up for the projected increase in sales for the Premier contract, the anticipated slowdown in distributor purchases which caused inventory to increase, a temporary increase in accounts receivable primarily related to the startup of a new collection system and a reduction in current liabilities, primarily lower accrued expenses.

Net cash used by investing for activities was $1.6 million reflecting purchases of machinery and equipment to primarily support the growth in medical products.

Cash flows from financing activities were $5.8 million for the first quarter 1997. The increase was provided by borrowings under the Company's revolving bank line of credit to support the increase in working capital requirements. On March 31, the Company had aggregate borrowings under its credit facility of $161.5 million and $15.4 million available under its bank line of credit.

As a result of the integration of Devon and the identification of several new areas of potential cost savings, the Company spent $7.7 million on a one-time basis in 1996 and expects to incur additional nonrecurring costs in 1997 relating to the anticipated profit enhancing actions by the Company and the Thomas Group. In connection with such increased expenditures, the Company received approval on May 9, 1997 to amend its current agreement governing its bank debt.

Forward-Looking Statements. Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.
Caution must be taken to consider these statements in light of the following factors: current and contemplated cost-containment measures will be successfully implemented; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; key customers will comply with the terms of their contract; competitors will not introduce new products which will substantially reduce Graphic Controls' market share in its most significant product lines; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements.

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




Date May 15, 1997                     /s/ Anthony W. Borowicz
-------------------------             ------------------------

                                      Anthony W. Borowicz,
                                      Vice President - Finance

                                      (Principal Financial Officer and
                                      Duly Authorized Officer)