Form 10-Q
period 1997-06-30
GRAPHIC CONTROLS CORP
filed 1997-08-14
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the quarterly period ended June 30, 1997

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      June 30, 1997 and December 31, 1996...................................................      1

      Condensed consolidated statements of income
      -- three months ended June 30, 1997 and 1996
         six months ended June 30, 1997 and 1996............................................      2

      Condensed consolidated statements of cash flow
      -- six months ended June 30, 1997 and 1996............................................      3

      Notes to condensed consolidated financial statements
      -- June 30, 1996......................................................................      4


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................................      5-7

    PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................................      8

    Item 6.  Exhibits and Report on Form 8-K................................................      8

    Signature...............................................................................      9


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31     JUNE 30
                                                            1996          1997
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    563     $    261
 Accounts receivable, net.............................       37,208       37,913
 Inventories..........................................       32,697       38,197
 Income tax recoverable...............................        1,755        1,043
 Other................................................        1,138        1,686
                                                           --------     --------
   Total current assets...............................       73,361       79,100
Property, plant and equipment:
 Land.................................................        1,097        1,096
 Buildings and improvements...........................       11,160       11,295
 Machinery and equipment..............................       29,589       32,625
                                                           --------     --------
                                                             41,846       45,016
 Less accumulated depreciation........................        6,750       10,568
                                                           --------     --------
                                                             35,096       34,448

Goodwill, net.........................................      229,693      227,564
Financing costs, net..................................       11,150        9,982
Acquisition escrow accounts...........................        9,002        8,963
Other assets..........................................        6,715        7,735
                                                           --------     --------
                                                           $365,017     $367,792
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  2,954     $     --
 Accounts payable.....................................       14,261       13,978
 Employees' compensation..............................        7,154        5,516
 Accrued expenses.....................................        5,009        6,243
 Income taxes payable.................................           --           --
 Deferred income taxes................................        1,970        1,970
 Current portion of long-term debt....................        8,015       11,475
                                                           --------     --------
   Total current liabilities..........................       39,363       39,182
Long-term debt........................................      219,728      223,313
Deferred income taxes.................................        1,199        1,197
Other non-current liabilities.........................       22,962       22,861
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............         (288)        (302)
 Equity adjustment from foreign currency translation..         (313)        (825)
                                                           --------     --------
   Total shareholder's equity.........................       81,765       81,239
                                                           --------     --------
                                                           $365,017     $367,792
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended June 30,   Six Months Ended June 30,
                                                   1996         1997            1996         1997
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   62,828   $   62,867       $ 113,433    $ 126,333

 Cost of sales.................................     34,814       35,485          62,501       69,382
  Gross profit................................     28,014       27,382          50,932       56,951

 Selling, general and administration expenses..     18,783       18,770          33,594       37,181
  Amortization expense                               1,956        2,154           3,673        4,303
  Other non-recurring expense..................      1,448        1,857           1,466        2,948
                                                ----------   ----------       ---------    ---------
   Total operating expense.....................     22,187       22,781          38,733       44,432
  Operating income.............................      5,827        4,601          12,199       12,519

 Interest income...............................          9            3              23            3
 Interest expense..............................     (5,453)      (5,839)         (9,998)     (11,473)
                                                 ----------   ----------       ---------    ---------
 Income (loss) before income taxes.............        383       (1,235)          2,224        1,049


 Income tax expense (benefit)..................        669         (237)           1,844        1,063
                                                 ---------    ----------       ---------    ---------
 Net income (loss)............................. $     (286)   $    (998)      $      380    $     (14)
                                                 ==========   ==========       =========    =========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                      PRE-ACQUISITION
                                                      SIX MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30, 1996         JUNE 30, 1997
                                                      ---------------        --------------

Operating activities:
  Net income (loss)...............................        $   380             $     (14)
  Depreciation and amortization...................          6,809                 8,257
  Changes in assets and liabilities...............         (3,655)               (9,468)
                                                          --------             ---------
    Net cash provided (used) by operations........          3,534                (1,225)
                                                          --------             ---------
 Investing activities:
  Additions to property, plant and equipment......         (2,716)               (3,168)
  Purchase of Devon Industries, Inc...............        (96,251)                   --
                                                          --------            ----------
    Net cash used in investing activities.........        (98,967)               (3,168)
                                                          --------            ----------
 Financing activities:
  Repayment of senior debt........................         (2,480)               (2,313)
  Decrease in cash overdraft......................             --                (2,954)
  Financing fees..................................         (2,749)                   --
  Proceeds from senior bank facilities............             --                 9,358
  Senior bank financing of Devon purchase.........         67,500                    --
  Proceeds from additional paid in capital........         31,500                    --
                                                          --------             ---------
    Net cash provided by financing activities.....         93,771                 4,091
                                                          --------             ---------

 Increase (decrease) in cash and cash equivalents.         (1,662)                 (302)
 Cash and cash equivalents at beginning of period.          1,481                   563
                                                          --------             ---------
 Cash and cash equivalents at end of period.......        $  (181)            $     261
                                                          ========             =========

    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

 The components of inventory consist of the following (in thousands):

                                             DECEMBER 31  JUNE 30
                                                1996        1997
                                             -----------  --------

       Raw materials................            $12,822   $13,649
       Work in process..............              2,094     1,814
       Finished products............             17,781    22,734
                                                -------   -------
                                                $32,697   $38,197
                                                =======   =======


 NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

    On February 29, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation ("Devon"). Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was approximately
 $96 million, including estimated expenses of $5 million, plus up to $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. The pro forma unaudited results of operations for the six months ended June 28, 1996 and June 30, 1997, assuming consummation of the purchase and related financing as of January 1, 1996, are as follows:


                                 SIX MONTHS ENDED JUNE 30
                                    1996          1997
                                -----------    -----------

      Net sales............       $124,677      $126,333
      Net income...........       $    259      $    (14)


NOTE D - EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

In June 1997, The Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 131 will have on its financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Net Sales for the three months ended June 30, 1997 were $62.9 million compared to $62.8 million for the corresponding three months ended June 30, 1996.
Medical sales were $46.1 million for the three months ended June 30, 1997, an increase of 2.8% from the corresponding 1996 fiscal period. The increased medical sales for the second quarter 1997 were partially offset by approximately $1.5 million for the continuation of distributor inventory reductions. Furthermore, the temporary delay in the signing and conversion of several major national contracts has resulted in immediate price discounts of approximately $.8 million on existing volume without corresponding volume increases from the new contract commitments. Industrial product sales were $13.1 million for the three months ended June 30, 1997, a decrease of 7.2% from the corresponding fiscal 1996 period, primarily due to timing of sales in the oil and gas segment compared to last year. International sales were $3.7 million for the three months ended June 30, 1997, a decrease of 5.1% from the corresponding fiscal 1996 period. The decrease is primarily attributable to the sale of the Australian subsidiary which were included in the prior year's results.

Gross Profit for the second quarter of 1997 was $27.4 million, compared to $28.0 million for the second quarter 1996. The decrease was primarily the result of the lower sales on the higher margin industrial products, unfavorable manufacturing variances resulting from the lower distributor inventory volume and the lower prices on existing sales based on future order commitments. The gross profit margin of 43.6% decreased one percentage point from last year's second quarter rate of 44.6% due to these factors.

Selling, General & Administrative Expenses (SG&A) for the second quarter of 1997 were $18.8 million, approximately at the same level as the second quarter 1996. As a percentage of net sales, expenses remained at 29.9% of net sales for the quarter ending June 1997 compared to last year second quarter.

Nonrecurring Expense for the three months ended June 30, 1997 of $1.9 million increased by $.4 million from the comparable period last year. $1.0 million of the expense for the quarter was due to the higher startup cost associated with the physical move of the cable and leadwire manufacturing from our California facility to New Jersey. The balance of the costs was primarily due to consulting expenses paid to the Thomas Group. The Thomas Group has been contracted to assist in the profit enhancing initiatives of the Company.

Operating Income for the the three months ended June 30, 1997 of $4.6 million decreased by $1.2 million compared to the same quarter last year. Operating margin decreased from 9.3% in the second quarter of fiscal 1996 to 7.3% in the second quarter of fiscal 1997. Earnings before interest, taxes, depreciation, amortization and nonrecurring and other charges was $10.5 million, a decrease of 5.4% from the comparable period last year.

Net Interest Expense for the three months ended June 30, 1997 of $5.8 million increased by $.4 million compared to the same period last year. The increase was due to temporary borrowings to meet the anticipated inventory requirements of the new national account contracts.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Net Sales for the six months ended June 30, 1997 were $126.3 million, an increase of $12.9 million or 11.4% from net sales of $113.4 million for the corresponding six months ended June 30, 1996. The increase is primarily the result of incremental sales volume associated with the acquisition of Devon Industries, Inc. which was completed on February 29, 1996. Medical sales of $91.1 million for the six months ended June 30, 1997, an increase of 18% from the same period last year, due primarily to the incremental sales volume of Devon brand products. Partially offsetting the sales increase was a reduction in distributor inventory volume of approximately $2.9 million. Industrial sales were $27.7 million for the six months ended June 30, 1997 compared to $29.1 million for the same period last year, a decrease of 4.8%. International sales were $7.5 million for the six months ended June 30, 1997 compared to $7.1 million for the same period last year, an increase of 5.6%.

Gross Profit for the first six months of fiscal 1997 was $57.0 million, an increase of $6.1 million from gross profit of $50.9 million for the corresponding fiscal period. The majority of the increase was due to the acquisition of Devon Industries. Gross profit margin percentage improved to 45.1% in the first six months of fiscal 1997 compared to 44.9% for the same period last year. The increase is partly attributable to the higher margin on the acquired Devon sales compared to existing medical sales.

Selling, General and Administrative Expenses (SG&A) of $37.2 million increased 10.7% for the first six months of fiscal 1997 from $33.6 million in the first half of 1996. Substantially all of the increase was due to the Devon acquisition. As a percentage of net sales, expenses decreased from 29.6% to 29.5% for the first half of 1997 compared to 1996. The decrease is partially attributable to the consolidation of Devon Industries into Graphic Controls and the rationalization of the international business. Amortization expenses increased by $.6 million for the first half of 1997 compared to the same period last year due to the higher goodwill expense resulting from the Devon acquisition.

Nonrecurring Expense and other charges increased by $1.5 million for the six months ended June 30, 1997 compared with the same period last year from $1.5 million to $3.0 million. The majority of this increase represents startup cost associated with the manufacturing of cable and leadwires in the New Jersey facility.

Operating Income increased by $.3 million from $12.2 million in the first six months of 1996 to $12.5 million in the first half of fiscal 1997 as a result of the foregoing factors. Earnings before interest, taxes, depreciation, amortization, and nonrecurring and other charges was $23.7 million for the six months ended June 30, 1997, an increase of 15.9% for the same period last year.

Net Interest Expense was $11.5 million for the first half of fiscal 1997 compared to $10.0 million for the same period last year. The increase resulted from a higher debt balance primarily as a result of the Devon acquisition.

Liquidity and Capital Resources. Cash flows used by operations for the first six months of fiscal 1997 was $1.2 million as compared to $3.5 million provided by operations for the six months ended June 1996. Operating cash flows for 1997 were negatively impacted by an increase in inventories of approximately $5.5 million due to the ramp up for the projected increase in sales for the Premier contract and the unanticipated slowdown in distributor purchases.

Net cash used by investing activities was $3.2 million reflecting purchases of machinery and equipment to primarily support the growth in medical products.

Cash flows from financing activities were $4.1 million for the first half ended June 30, 1997. The increase was provided by borrowings under the Company's revolving bank line of credit to support the increase in working capital requirements. On June 30, 1997 the Company had aggregate borrowings under its credit facility of $159.8 million and $14.9 million available under its bank line of credit.

Resulting from the integration of Devon and the identification of several new areas of potential cost savings, the Company spent $7.7 million on a one-time basis in 1996 and will incur additional one-time expenses in 1997 relating to the anticipated profit enhancing actions by the Company and the Thomas Group. In connection with such increased expenditures, the Company amended its credit agreement (See Exhibit 10.1).

Effects of New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 131 will have on its financial statements.

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

 PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings

          Utah Medical filed on June 3, 1997, a lawsuit in the U.S. District Court for the Central District of Utah against the Company for alleged patent infringement with respect to the Company's Softrans 4000 Intrauterine Pressure Catheter. The
          Company has denied the allegation and intends to vigorously defend its right to manufacture and distribute the Softrans product.


 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      The exhibits filed as part of this report are listed below:

      Exhibit No.          Description
      -----------          -----------

         10.1             Credit Agreement Amendment dated May 29, 1997

         10.2             Waiver dated March 25, 1997

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



  August 15, 1997              Anthony W. Borowicz
  ------------------           -------------------------------------------
  Date                         Anthony W. Borowicz, Vice President-Finance
                               (Principal Financial Officer and Duly
                               Authorized Officer)