Form 10-Q
period 1997-09-30
GRAPHIC CONTROLS CORP
filed 1997-11-14
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the quarterly period ended September 30, 1997

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
    September 30, 1997 and December 31, 1996...............................................     1

      Condensed consolidated statements of income
      -- three months ended September 30, 1997 and 1996
        nine months ended September 30, 1997 and 1996......................................     2

      Condensed consolidated statements of cash flow
      --nine months ended September 30, 1997 and 1996......................................     3

      Notes to condensed consolidated financial statements
      -- September 30, 1996................................................................     4


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.......................................     5-7

    PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................................     8

    Item 6.  Exhibits and Report on Form 8-K...............................................     8

    Signature..............................................................................     9


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31    SEPTEMBER 30
                                                            1996          1997
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    563     $    509
 Accounts receivable, net.............................       37,208       39,116
 Inventories..........................................       32,697       39,193
 Income tax recoverable...............................        1,755          774
 Other................................................        1,138        1,839
                                                           --------     --------
   Total current assets...............................       73,361       81,431
Property, plant and equipment:
 Land.................................................        1,097        1,096
 Buildings and improvements...........................       11,160       11,377
 Machinery and equipment..............................       29,589       33,849
                                                           --------     --------
                                                             41,846       46,322
 Less accumulated depreciation........................        6,750       12,413
                                                           --------     --------
                                                             35,096       33,909

Goodwill, net.........................................      229,693      226,122
Financing costs, net..................................       11,150        9,449
Acquisition escrow accounts...........................        9,002        8,963
Other assets..........................................        6,715        7,597
                                                           --------     --------
                                                           $365,017     $367,471
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  2,954     $  1,081
 Accounts payable.....................................       14,261       14,027
 Employees' compensation..............................        7,154        6,318
 Accrued expenses.....................................        5,009        3,349
 Income taxes payable.................................           --           --
 Deferred income taxes................................        1,970        1,970
 Current portion of long-term debt....................        8,015       11,952
                                                           --------     --------
   Total current liabilities..........................       39,363       38,697
Long-term debt........................................      219,728      223,225
Deferred income taxes.................................        1,199        1,197
Other non-current liabilities.........................       22,962       22,829
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............         (288)           4
 Equity adjustment from foreign currency translation..         (313)        (847)
                                                           --------     --------
   Total shareholder's equity.........................       81,765       81,523
                                                           --------     --------
                                                           $365,017     $367,471
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                            Three Months Ended September 30, Nine Months Ended September 30,
                                                   1996         1997            1996         1997
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   62,577   $   65,883       $ 176,010    $ 192,216

 Cost of sales.................................     33,716       36,617          96,217      105,999
                                                ----------   ----------      ----------    ---------
  Gross profit................................      28,861       29,266          79,793       86,217

 Selling, general and administration expenses..     18,066       18,876          51,660       56,057
  Amortization expense                               2,019        2,156           5,692        6,459
  Other non-recurring expense..................      3,409        1,404           4,875        4,352
                                                ----------   ----------       ----------   ---------
   Total operating expense.....................     23,494       22,436          62,227       66,868
                                                ----------   ----------       ----------   ---------
  Operating income.............................      5,367        6,830          17,566       19,349

 Interest income...............................          9            7              32           10
 Interest expense..............................     (5,467)      (5,877)        (15,465)     (17,350)
                                                 ----------   ----------       ---------    ---------
 Income (loss) before income taxes.............        (91)         960           2,133        2,009


 Income tax expense (benefit)..................        462          654           2,306        1,717
                                                 ---------    ----------       ---------    ---------
 Net income (loss)............................. $     (553)   $     306      $     (173)    $    292
                                                 ==========   ==========       =========    =========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)


                                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1996     SEPTEMBER 30, 1997
                                                      ------------------     ------------------

Operating activities:
  Net income (loss)...............................        $  (173)             $    292
  Depreciation and amortization...................         10,538                12,326
  Changes in assets and liabilities...............         (8,572)              (13,758)
                                                          --------             ---------
    Net cash provided (used) by operations........          1,793                (1,140)
                                                          --------             ---------
 Investing activities:
  Additions to property, plant and equipment......         (4,637)               (4,475)
  Purchase of Devon Industries, Inc...............        (96,251)                   --
                                                          --------            ----------
    Net cash used in investing activities.........       (100,888)               (4,475)
                                                          --------            ----------
 Financing activities:
  Repayment of senior debt........................         (6,063)               (4,750)
  Decrease in cash overdraft......................             --                (1,873)
  Financing fees..................................         (3,964)                   --
  Proceeds from senior bank facilities............          8,783                12,184
  Senior bank financing of Devon purchase.........         67,500                    --
  Proceeds from additional paid in capital........         31,500                    --
                                                          --------             ---------
    Net cash provided by financing activities.....         97,756                 5,561
                                                          --------             ---------

 Increase (decrease) in cash and cash equivalents.         (1,339)                  (54)
 Cash and cash equivalents at beginning of period.          1,481                   563
                                                          --------             ---------
 Cash and cash equivalents at end of period.......        $   142            $      509
                                                          ========             =========

    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

 The components of inventory consist of the following (in thousands):

                                             DECEMBER 31  SEPTEMBER 30
                                                1996        1997
                                             -----------  --------

       Raw materials................            $12,822   $13,621
       Work in process..............              2,094     1,781
       Finished products............             17,781    23,791
                                                -------   -------
                                                $32,697   $39,193
                                                =======   =======


 NOTE C - PURCHASE OF DEVON INDUSTRIES, INC.

    On February 29, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a closely held California corporation ("Devon"). Devon is a developer, manufacturer, and marketer of disposable medical and surgical supplies. The total cost of the transaction was approximately
 $96 million, including estimated expenses of $5 million, plus up to $7 million in deferred consideration contingent upon Devon's future financial performance. The Devon transaction was financed with $67.5 million of bank debt and $31.5 million of new equity provided by Bessemer Holdings, L.P. The pro forma unaudited results of operations for the nine months ended September 28, 1996 and September 30, 1997, assuming consummation of the purchase and related financing as of January 1, 1996, are as follows:


                               NINE MONTHS ENDED SEPTEMBER 30
                                    1996           1997
                                -----------    -----------

      Net sales............       $187,254      $192,216
      Net income...........       $   (237)      $   292


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Net Sales for the three months ended September 30, 1997 were $65.9 million compared to $62.6 million for the corresponding three months ended
September 30, 1996. Medical sales reached a record high of $49.8 million for the three months ended September 30, 1997, an increase of 10.7% from the corresponding 1996 fiscal period. The record sales results were partially attributable to strong new national contract sales and increased purchases by major national medical distributors, temporarily reversing a previously discussed inventory reduction trend. Industrial sales experienced a decrease of 4.7% from the corresponding 1996 fiscal period. This decrease represents a continued unit volume decline in the mature chart and marking systems product lines. International sales were $2.9 million for the the three months ended September 30, 1997 as compared to sales of $3.7 million in the three months ended September 1996. Adjusting for the absence of sales related to the divested business, International revenues would have remained approximately the same as last year.

Gross Profit for the third quarter of 1997 was $29.3 million, compared to $28.9 million for the third quarter of 1996. The Company's gross margin percentage was 44.4% in the third quarter of 1997 as compared to 46.1% in the third quarter of 1996. The decrease in margin reflects the lower sales on the higher margin industrial products, unfavorable manufacturing variances temporarily caused by scheduled maintenance programs and lower pricing on national contract sales.

Selling, General & Administrative Expenses (SG&A) for the third quarter of 1996 were $18.9 million, an increase of 4.5% compared to the third quarter 1997.
The increase is primarily attributable to higher variable expenses related to the increased sales. As a percentage of net sales, expenses were 28.7% approximately the same as the third quarter last year.

Non-recurring and other expense for the three months ended September 30, 1997 was $1.4 million as compared to $3.4 million in the third quarter of 1996.
The 1997 expense represents start-up cost related to the closure of the California based cable & leadwire operation and relocation to the New Jersey facility and consulting costs paid to the Thomas Group. The Thomas Group has been contracted to assist in the profit sharing initiatives of the Company. The prior year expense of $3.4 million represents one-time costs associated with the consolidation and integration of Devon Industries, the sale of the Company's Australian subsidiary and relocation of the Tronomed manufacturing facility.

Operating income of $6.8 million increased by $1.5 million or 27.3% compared to the same quarter last year, principally due to the lower non-recurring and other expense. Operating margin increased from 8.6% in the third quarter of fiscal 1996 to 10.4% in the third quarter of fiscal 1997. Earnings before interest taxes, depreciation, amortization non-recurring and other expenses was $12.5 million an increase of 16.2% from the second quarter of 1997.

Net Interest expense for the three months ended September 30, 1997 of $5.9 million increased by $.4 milllion compared to the same period last year. The increase was due to higher working capital requirements associated with increased sales and accounts receivables.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Net Sales for the nine months ended September 30, 1997 were $192.2 million, an increase of $16.2 million or 9.2% from net sales of $176.0 million for the
corresponding nine months ended September 30, 1996.   Medical sales of
$141 million for the nine months ended September 30, 1997, increased by 15.3% from the same period last year.The increase was primarily a result of the Devon acquisition that was relected in 1996 results only from February 18, 1996, the date of the acquisition, and higher national contract sales. Industrial sales were $41 million for the nine months ended September 30, 1997 compared to $43 million for the same period last year, a decrease of 4.7%. International sales were $10.4 million for the nine months ended September 30, 1997 compared to $10.8 million for the same period last year, a decrease of 4.4%. Adjusting for the divested business, International sales increased by 16.7%.

Gross Profit for the first nine months of fiscal 1997 was $86.2 million, an increase of $6.4 million from gross profit of $79.8 million for the corresponding fiscal period. The majority of the increase was due to the acquisition of Devon Industries. Gross profit margin percentage decreased to 44.9% in the first nine months of fiscal 1997 compared to 45.3% for the same period last year. The decrease is primarily attributable to sales mix changes.

Selling, General and Administrative Expenses (SG&A) of $56 million increased 8.5% for the first nine months of fiscal 1997 from $51.7 million in the nine months ended September 1996. Substantially all of the increase was due to the Devon acquisition. As a percentage of net sales, expenses decreased from 29.4% to 29.2% for the nine months of 1997 compared to 1996. The decrease is partially attributable to the consolidation of Devon Industries into Graphic Controls and the rationalization of the international business. Amortization expenses increased by $.8 million for the nine months of 1997 compared to the same period last year due to the higher goodwill expense resulting from the Devon acquisition.

Nonrecurring Expense and other charges decreased by $.5 million for the nine months ended September 30, 1997 compared with the same period last year from $4.9 million to $4.4 million.

Operating Income increased by $1.7 million from $17.6 million in the first nine months of 1996 to $19.3 million for the nine months of fiscal 1997 as a result of the foregoing factors. Earnings before interest, taxes, depreciation, amortization, and nonrecurring and other charges was $36.6 million for the nine months ended September 30, 1997, an increase of 8.3% for the same period last year.

Net Interest Expense was $17.3 million for the nine months of fiscal 1997 compared to $15.4 million for the same period last year. The increase resulted from a higher debt balance primarily as a result of the Devon acquisition.

Liquidity and Capital Resources. Cash flows used by operations for the first nine months of fiscal 1997 was $1.4 million as compared to $1.8 million provided by operations for the nine months ended September 1996. Operating cash flows for 1997 were negatively impacted by an increase in inventories of approximately $6.5 million due to the ramp up for the projected increase in sales for the Premier contract.

Net cash used by investing activities was $4.5 million reflecting purchases of machinery and equipment to primarily support the growth in medical products.

Cash flows from financing activities were $5.5 million for the nine months ended September 30, 1997. The increase was provided by borrowings under the Company's revolving bank line of credit to support the increase in working capital requirements. On September 30, 1997 the Company had aggregate borrowings under its credit facility of $160.2 million and $14.5 million available under its bank line of credit.

Resulting from the integration of Devon and the identification of several new areas of potential cost savings, the Company spent $7.7 million on a one-time basis in 1996 and have incurred additional one-time expenses in 1997 of $4.4 million relating to the anticipated profit enhancing actions by the Company and the Thomas Group.

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


 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      The exhibits filed as part of this report are listed below:

      Exhibit No.          Description
      -----------          ----------

         27               Financial Data Schedule


 (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.