Form 10-K
period 1997-12-31
GRAPHIC CONTROLS CORP
filed 1998-04-01
CIK 43134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------
                                   FORM 10-K
                                  ----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM                       TO
                     COMMISSION FILE NUMBER: NOT ASSIGNED
                         GRAPHIC CONTROLS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                         16-0834173
- -----------------------------------                         ----------------
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

189 VAN RENSSELAER STREET, P.O. BOX 1271 BUFFALO, NY              14240
- -----------------------------------------------------       ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (716) 853-7500
                                                   ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  NONE                                    NONE
 --------------------------------------  --------------------------------------
(TITLE OF EACH CLASS)                           (NAME OF EACH EXCHANGE
                                                  ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       SENIOR SUBORDINATED NOTES DUE 2005
               ------------------------------------------------
                                (TITLE OF CLASS)

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

                         GRAPHIC CONTROLS CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                        PAGE
-----                                                                       ----
                                     PART I
1.   Business............................................................     1
2.   Properties..........................................................    13
3.   Legal Proceedings...................................................    13
4.   Submission of Matters to a Vote of Security Holders.................    13

                                    PART II
5.   Market for the Registrant's Common Equity
     and Related Stockholder Matters.....................................    14
6.   Selected Financial Data.............................................    14
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................    16
8.   Financial Statements and Supplementary Data.........................    20

9.   Changes In and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................    43

                                   PART III
10.  Directors and Executive Officers of the Registrant..................    43
11.  Executive Compensation..............................................    46
12.  Security Ownership of Certain Beneficial Owners
     and Management......................................................    53
13.  Certain Relationships and Related Transactions......................    53

                                    PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....    55

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Graphic Controls Corporation (the "Company"), wholly-owned by Bessemer Holdings, L.P. and its affiliates (collectively, "Bessemer") and management (through their 100% ownership of Graphic Holdings, Inc. ("Holdings"), of which the Company is a wholly-owned subsidiary), is a leading North American manufacturer and marketer of disposable medical and surgical products and industrial recording supplies. Medical products, which represented 22% of the Company's 1997 net sales, include six principal product lines: (i) cardiology and critical care, (ii) labor and delivery room,(iii) neurology,
(iv) perinatology, (v) infection control and (vi) Devon(R) brand operating room products. Industrial products, which represented 22% of the Company's 1997 net sales, include recording charts and marking systems used in recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current and magnetic and seismic activity. Industrial products also include proprietary and other items including ink jet inks, gas monitoring devices and electronic dataloggers.

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

COMPETITIVE STRENGTHS

The Company believes the following factors have been critical to its success to date and will be important in realizing growth in the future:

Leading Manufacturer and Marketer. The Company believes that it is the leading North American manufacturer and marketer of many of its products, including including medical charts, operating room needle counters and light gloves; diagnostic electrodes, cables and leadwires and industrial recording charts and marking systems. In 1997, net sales of these products represented over 85% of the Company's net sales.

Broad Product Offering. The Company offers a broad range of products, selling more than 100 types of medical products and more than 50 types of industrial products (representing more than 60,000 medical and industrial SKUs). In the medical products industry, the breadth of the Company's product offering has become increasingly important as customers seek to reduce the number of suppliers with whom they conduct business. With respect to the industrial products market, the Company's extensive library of over 34,000 different charts enables it to more effectively service the diverse needs of its customers and often positions the Company as the sole source of supply of many such charts.

Extensive and Focused Sales Organization. The Company has an extensive and experienced sales organization comprised of 129 medical and 43 industrial sales personnel. Unlike many of its competitors, who are primarily original equipment manufacturers, the Company concentrates solely on providing supplies to its customers. This focus enables the Company's sales force to provide its customers with a broad line of supplies that are compatible with a wide range of medical and industrial recording equipment. The composition of the Company's medical products sales organization, which is divided between field sales and telesales forces, permits the Company to effectively and efficiently provide coverage and service to large hospital chains and other Group Purchasing Organizations
(GPOs), as well as smaller hospitals, medical practice groups and clinics. The field sales force employs value-added selling techniques, such as on-site training seminars, and enhances the Company's ability to communicate with doctors, nurses and other medical personnel, which provides the Company with valuable feedback on its products. The Company's industrial products sales force, which is divided between field sales and telesales forces, which the Company believes is the largest sales organization dedicated to selling industrial recording supplies, permits it to effectively service its large base of industrial customers. The Company believes that its extensive and focused sales organizations enable it to achieve strong market penetration for both existing and new products.

Established Relationships with GPOs and Medical Distributors. The Company has contracts with the majority of approximately 50 national or regional GPOs in North America, sales to which approximately 70 percent of the Company's 1997 North American medical products net sales. The Company has also established sales relationships with several of the largest national and regional distributors, which effectively act as hospital logistics and purchasing agents. The Company believes that it developed these relationships with distributors earlier than many of its competitors and that these established relationships with GPOs and distributors, together with its broad product offering, position the Company to expand its sales because these large GPOs and distributors are expected to represent an increasing proportion of medical products purchases and to concentrate their purchases with fewer, larger suppliers.

Flexible and Cost-Effective Manufacturing. The Company believes that it is a low-cost producer due to, among other things, volume efficiencies, advanced manufacturing techniques and a consistent focus on process improvements. The Company manufactures more than 90% of products sold and utilizes a wide range of production processes throughout the plants.
Recording charts are produced on equipment customized by Company engineers to permit specialized manufacturing applications, such as the the production line for the continuous printing of fetal charts, and an integrated manufacturing cell to produce finished cardiology charts in a continuous process, all of which result in product cost advantages. The
Company has developed and built proprietary, high-speed equipment used to manufacture medical electrodes and difibulator electrodes with minimal labor content. Devon brand products are produced in modern facilities with high end injection molding equipment, tools and accessories. Assembly of kits benefits from the internal molding, thermal forming and packaging capabilities which result in low cost and rapid response to customer orders. The Company continuously applies its engineering expertise in an effort to lower the costs of manufacturing other products. The Company believes that it has the ability to respond quickly and efficiently to specific customer requests and to fabricate a wide variety of customized products, ranging from a simple identification for private label products and kits to a specially packaged diagnostic electrode or cables and leadwires used for diagnostic cardiac testing to a sophisticated intrauterine pressure catheterization system.

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

Experienced Management Team with Significant Equity Stake. Members of the Company's senior operating management have an average of approximately 16 years of experience in designing, manufacturing and marketing disposable medical and industrial recording products. In addition, the senior operating management owns on a fully diluted basis, approximately 10% of the capital stock of Holdings (and indirectly of the Company).

INDUSTRY TRENDS

Medical Products. Healthcare industry trends as well as broader population demographic trends affect the sales of the Company's products. The overriding trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization. In addition, it has caused the consolidation of suppliers, GPOs, distributors and hospital or customer consolidation. For medical device manufacturers, the ability to provide the customer with all of their product needs for a particular application or across a broad product line provides leverage in achieving sole source agreements for product lines. As a result of the foregoing, the Company has pursued a selective acquisition strategy to fill in the gaps in product line offerings. As part of the cost containment effort in healthcare, reducing the length of stay (LOS) in a hospital is a primary goal. Consequently, early diagnosis or prevention of diseases is pursued with an increase in diagnostic testing and minimally invasive surgery. Many of the Company's products are used in diagnostic testing so this trend may increase product usage. Healthcare is more often being provided in a variety of alternate care centers ranging from subacute care to freestanding surgery centers and diagnostic imaging centers as well as doctors' offices and clinics. The number of procedures in which the Company's products may be used continue to increase overall, and some are shifting from the acute care or hospital setting into the alternate care channel.
Information systems are beginning to be used in hospitals in an effort to reduce redundant testing and paperwork processing. However, much of the effort is still niche focused and not well integrated so as to truly affect cost, improve access to data and deliver more efficient patient care. A paper record at the point of care is still mandatory for clinicians. The focus on the safety of healthcare workers favors the use of disposable, safety products in the operating room as well as in-room sharps containers to avoid potential contamination and the labor and energy required to clean and sterilize equipment or products for re-use.

The market for the Company's products is also affected by the aging population and an increase in high-risk obstetrics. The increasing average age of the population increases the use of cardiology and neurology services including EKG and EEG testing and the use of related products. The rise in high-risk obstetrics results in a higher demand for fetal monitoring services and products.

Industrial Products. The market for industrial charts and marking systems has been and will continue to be affected by the digitization and computerization of industrial recording equipment which, based on the Company's experience, has resulted in declining unit volumes for charts and markers, and accelerated industry consolidation as competitors exit the business. The Company believes that the negative impact of continued digitization will be partly mitigated by
(i) the large installed base of paper-based industrial recording equipment (estimated at approximately 4.7 million recorders worldwide), (ii) the continued development by many original equipment manufacturers of paper-based recorders and/or digital recorders that include paper chart functions, (iii) the significant cost of converting to digital equipment compared to the limited savings resulting from reduced paper usage and (iv) the continued Federal, state, and provincial regulatory requirements to maintain hard copy records of processes and business activities. In this market environment, the Company believes that companies with economies of scale and leadership positions in specific product categories or applications are expected to outperform those without such competitive advantages.

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

Increase North American Market Presence. The Company is focused on increasing its market presence by capitalizing on its competitive strengths, including the breadth and quality of its product lines, the effectiveness of its sales organization and the high level of its customer service. In order to meet the expected growth in diagnostic and preventative medicine, the Company intends to continue to increase its presence by targeting the specific product and service needs of the cardiology, obstetrics (labor and delivery room), neurology and perinatology disciplines. The Company believes it is currently well-positioned within the disposable medical products industry to benefit from certain industry trends including increased focus on cost containment, end-user preferences for purchasing from medical suppliers having a broad range of products and using disposable products, and certain demographic trends such as an aging population and an increasing rate of high risk births. Additionally, the Company expects to continue to increase its leading position in the industrial recording supplies industry as a result of further industry consolidation, the comprehensive nature of the Company's chart library and the Company's focused sales force.

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

Acquisitions of New Products. The Company intends to make selective acquisitions of companies and/or individual products in order to augment its existing product lines, add additional product lines or facilitate capacity consolidation and rationalization. In February 1996, the Company acquired Devon Industries, Inc. and began distributing their products through its existing sales force.

Internal Development of New Products. Within the last few years, the Company has expanded its new product development activities with the hiring of several new research and development personnel and has emphasized the integration of customer input into the product development process. The Company's development activities are focused on disposable FDA Class I and II products, which are defined as those medical products which cannot cause death if they malfunction and thus require shorter approval times. This focus enables the Company to bring new products to market faster and to minimize potential product liability exposure. The Company has concentrated on cardiology, obstectrics, sharps safety, and perinatology in which it has extensive product knowledge and strong customer relationships. As a result of its recent efforts, the Company expects to introduce several new products in these areas within the next year.

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

Expand International Sales. The Company believes it has significant growth opportunities outside North America, particularly with regard to sales of disposable medical products. In 1997, only approximately 5% of the Company's medical products net sales were directly made outside North America. Industry sources, however, estimate that over 50% of all medical products are sold in markets outside North America. The Company intends to focus initially on markets in Western Europe, by increasing its sales and marketing efforts and by considering strategic partnerships and joint ventures with local companies.

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

MEDICAL PRODUCTS

Products

The Company offers a broad range of medical products to a large customer base. The Company manufactures more than 100 principal types of medical products comprised of approximately 15,000 SKUs. No single product type represented more than 5% of the Company's 1997 net sales.

The table below sets forth certain information concerning the net sales of the Company's medical products for each of the five years in the period ended December 31, 1997.


                                                 Year Ended December 31,
                                 --------------------------------------------------------
                                    1993       1994      1995/(3)/    1996         1997
                                 ----------  --------  ------------  -----------  --------
                                                  (Dollars In Million)

Medical product sales            $ 84.8/(2)/   $97.4      $  105.6    $176.6/(4)/  $ 200.6
Annual growth percentage/(1)/      23.6%/(2)/   14.9%          8.4%     67.2%         13.6%
Percentage of total net sales      56.2%        60.0%         62.1%     74.2%         77.9%
- ---------------

(1) Refers to the percentage change in the Company's medical products net sales as compared to those of the prior year.
(2) Includes the Company's acquisition of Tronomed and Upbeat in February 1993, which together contributed net sales of $10.2 million during 1993.
(3) As a result of the Company's acquisition on September 28, 1995, the 1995 sales consist of the predecessor company's sales for the nine months ended September 28, 1995 and the Company's sales for the three months ended
December 31, 1995.
(4) As a result of the Devon acquisition on February 29, 1996, the 1996 sales include of Devon(R) brand sales for the 10 months ended December 31, 1996 of $60.6 million.

The Company's medical products, which represented 78% of its 1997 net sales, are divided into six principal product lines: (i) cardiology and critical care,
(ii) labor and delivery room, (iii) neurology, (iv) perinatology, (v) infection control, and (vi) Devon(R) brand operating room products. Virtually, all of the Company's medical products are disposable, FDA Class I or II devices that are noninvasive or minimally invasive. The Company focuses on this type of medical products in order to enable its customers to reduce labor costs and setup times and to take advantage of shorter FDA approval times and reduced product liability exposure.

Cardiology and Critical Care. The Company's largest medical products line, cardiology and critical care items, consists of recording charts used with a large variety of electronic monitors in cardiology (EKGs) and cardiology electrodes.

The Company believes it is the leading manufacturer and marketer of cardiology and prenatal medical charts in North America. These recording charts provide hard copy forms of data used by healthcare professionals in the diagnosis of illness and the treatment of patients. Cardiac charts are used for diagnostic EKGs (static, stress testing, ambulatory, echocardiography), pre-surgical patient testing, intensive care unit records, routine check-ups for cardiac (including high blood pressure) patients, in-hospital monitoring, routine check-up and pre-birth monitoring of mothers, sports medicine and physical fitness training, and emergency room care.

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

Labor and Delivery. This category includes fetal monitoring charts, fetal monitoring electrodes, intrauterine pressure catheters, and related accessories. Fetal monitoring charts are used in antepartum clinics and labor and delivery departments to monitor the fetal heart rate response to uterine contractions.

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

Neurology. The Company's neurology products consist of recording charts and other supplies used with a large variety of electronic monitors in electroencephalography (EEG) testing and monitoring, and this category also includes the diagnostic imaging media (DIM) product family.

Neurology charts are used in EEG departments and sleep analysis laboratories to monitor the electrical activity of the brain to help diagnose many neurological disorders such as epilepsy, narcolepsy, Alzheimer's disease and Parkinson's disease.

Diagnostic imaging media includes print media used for varied applications found in X-Ray, echo, ultrasound, nuclear medicine, endoscopy, cath lab, pathology, micro-surgery and the operating room. It also includes videotapes and audio tapes used in diagnostic testing. Although most products are manufactured by the Company, certain diagnostic imaging media are sourced through other companies.

Perinatalogy. The Company's specialized neonatal electrodes, preattached leadwire electrodes, and similar items are used in monitoring the health of at-risk babies in the neonatal intensive care unit (NICU) and nursery. As medical technolgy promotes the increased survivability of these types of patients, the demand for the Company's products is growing.

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

 Sales and Marketing

A primary strength of the Company is its experienced and dedicated 179 person sales organization as of December 31, 1997, for medical products, consisting of a 129 person acute care field sales force, a 30 person alternate care sales force which is predominately telesales and 20 regional managers. The field sales force calls on hospitals and large hospital chains as well as GPOs, regional integrated healthcare networks (IHNs) and distributors.
The field sales force employs value-added selling techniques, such as in-servicing products and providing cost saving analysis for accounts on a quarterly basis. The sales force facilitates communication with clinicians which helps to obtain customer input for the new product development process, and to identify customer needs for services and programs. Sales are made to end-users in specific hospital departments
(e.g., operating room, EKG department, sleep labs, stress and Holter, emergency room, intensive care unit, critical care unit, telemetry, labor and delivery) as well as to materials management and infection control personnel. The Company has numerous long-term relationships with customers including contracts with GPOs covering over 60% of all hospital beds in the United States .


The alternate care sales force calls on specialty dealers for coverage of this extensive and evolving customer base. Telesales members of the alternate care sales force call on the end-user in smaller or remotely located hospitals as well as freestanding surgery centers, multi-specialty group practices, physician's offices, ambulatory care centers, emergency medical services and diagnostic imaging centers.

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

INDUSTRIAL PRODUCTS

Products

  The Company has an extensive offering of industrial products. The Company manufactures more than 50 principal types of industrial products comprised of approximately 3,000 stock SKUs and approximately 45,000 nonstock SKUs. No single industrial product type represented more than 4% of the Company's 1997 net sales.

The table below sets forth information concerning the net sales of the Company's industrial products for each of the five years in the period ended December 31, 1997.

                                                                 Year Ended December 31,
                                                                 -----------------------

                                     1993         1994      1995/(1)/     1996       1997
                                 ------------   -------   ------------   -------   -----------
                                                       (Dollars In Million)
Industrial Product sales.......  $ 66.0         $ 64.9    $  64.4        $  61.4   $   56.9
Annual growth percentage/(3)/..    (6.1)%         (1.7)%      (.8)%         (4.7%)     (7.4)%
Percentage of total net sales..    43.8%          40.0%      37.9%          25.8       22.1%

_______________

(1) As a result of the Company's acquisition on September 28, 1995, the 1995 sales consist of the predecessor company's sales for the nine months ended September 28, 1995 and the Company's sales for the three months ended December 31, 1995.

(2) Refers to the percentage change in the Company's industrial products net sales as compared to those of the prior year.

The Company's industrial products, which represented 22% of its 1997 net sales, are divided into two principal product lines: (i) industrial recording charts and (ii) marking systems. These industrial products are used for recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current/voltage and magnetic and seismic activity, for purposes such as monitoring and control device process flow, environmental compliance assessment and wastewater monitoring. The Company, which has been engaged in the industrial products business for over 85 years, believes it is the leading manufacturer and marketer of industrial recording charts and marking systems in North America.

The Company's recording charts include a wide combination of printed charts configured in various forms (such as circular, strip, roll and Z-folded) and printed on ink-absorbing, pressure sensitive or thermal papers. The Company's marking systems include the pens and inks used to record relevant information on these recording charts. These products are sold for a large variety of electronic monitors made by recording device companies, including devices manufactured by Honeywell Inc., General Electric Company, The Foxboro Company, Yokogawa Electric Corporation and Leeds & Northrup Company, and provide hard copy forms of data used by customers in their efforts to satisfy compliance obligations imposed by various Federal, state, and local governmental regulations. In many cases, the Company believes it is the sole source of supply for certain industrial charts because of its extensive collection of over 100,000 printing plates.

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

The Company's industrial products sales are made to a highly diversified group of customers representing a variety of industries, which helps protect the Company's business from economic downturns in any one industry. In 1997, the Company's top 20 customers of industrial products accounted for approximately 10% of the Company's industrial products net sales, and no single industrial customer represented more than 3% of such net sales. Customers located in North America accounted for approximately 94% of the Company's 1997 industrial products net sales.

Sales and Marketing

The Company sells its industrial products directly to industrial customers as well as through private label manufacturers and specialty distributors. The Company employs a 43 person sales organization for its industrial products, consisting of a 36 person field sales force and an 7 person telesales force. The Company believes that it maintains the largest sales organization dedicated to selling industrial recording supplies. Such sales organization, which focuses principally on maintaining and servicing the Company's large existing base of customers, makes sales by calling upon the purchasing and materials managers and engineers in maintenance, manufacturing controls and environmental departments of a variety of industrial customers, including public utilities and oil and gas refineries. The field sales force focuses on larger customers near major cities, while the telesales force covers smaller customers in smaller cities and more geographically dispersed locations.

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

INTERNATIONAL SALES

The Company's business outside of North America, with 1997 sales of $13.6 million or 5.3% of the Company's net sales, is conducted through two operating groups: a Spanish subsidiary which represented approximately 40% of the Company's 1997 international net sales and a Buffalo-based direct/export sales effort which represented approximately 51% of the Company's 1997 international net sales. Through these operating groups, the Company has entered into sales distribution agreements for its products in approximately 87 countries worldwide, including those in Latin America, Continental Europe and the Far East. The Company's direct international business sells through national distributors in the foreign jurisdictions by means of the Company's multi-lingual customer service department and through direct sales presentations conducted by a group of three professionals.

On September 30, 1996, the Company completed the sale of its Australian medical products and industrial products businesses to two separate buyers, while entering into sales and distribution agreements with both. The Company's Australian subsidiary accounted for approximately 14% of the Company's 1996 international net sales and .8% of the Company's total 1996 net sales.

MANUFACTURING AND QUALITY ASSURANCE

The Company maintains manufacturing facilities in the United States as well as in each of the foreign countries in which it operates. See "Properties". Principal manufacturing facilities are in Buffalo, New York (patient data supplies), Gananoque, Ontario (electrode and fetal monitoring supplies), Cherry Hill, New Jersey (marking systems and medical devices), Methuen, Massachusetts (electrode and fetal monitoring supplies), Chatsworth, California (Devon(R) brand products) and Rock Hill, South Carolina (Devon(R) brand products).

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

As the Company's medical products business has grown, the need for various new applications and technologies such as electronic data interchange (EDI) and barcoding have increased. Approximately 35% of the Company's North American order volume is now through EDI and the Company barcodes all its products.

The Company is now analyzing its order entry and order fulfillment processes, as well as its computer systems to improve cycle times from order receipt to delivery of product while reducing inventory levels.

RAW MATERIALS

Paper is the Company's largest raw material component in dollar terms and it represented over 20% of the Company's 1997 raw material purchases. It is purchased in a variety of sizes, weights and specified grades from major paper suppliers. Other raw materials such as resins, foams, wire and packaging materials are also procured from a number of major suppliers.

The Company continues to shift its thermal paper purchases from Japanese sources to North American-based sources. Throughout 1997 the Company experienced some paper price decreases as well as decreases in resin costs. The Company does not believe that operations would be seriously affected by the loss of products or services by any one supplier.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 1,782 persons, of whom approximately 64% were employed in manufacturing and distribution, 22% were in sales and marketing and the balance of 14% were in executive and administrative positions. The Company considers its employee relations to be good and has never experienced a work stoppage or strike. None of the Company's North American employees is represented by a union.

ITEM 2. PROPERTIES

The following table presents information, as of December 31, 1997, with respect to the principal real properties owned or leased by the Company:


                                       Approximate
                                       Square         Nature  of
Location                               Footage        Occupancy         Primary Use
- --------                               -------        ---------         -----------

Buffalo, New York....................  580,000        Owned           Administrative offices, chart
                                                                      manufacturing, warehousing
Rock Hill, South Carolina............  128,496        Leased          Offices, warehouse and Devon(R) brand product
                                                                      manufacturing
Chatsworth, California...............  121,000        Leased          Offices, warehouse and Devon(R) brand product
                                                                      manufacturing
Gananoque, Ontario...................   76,000        Owned           EEG chart, electrode and fetal
                                                                      monitoring supplies manufacturing
Cherry Hill, New Jersey..............   65,000        Owned           Marking systems and medical
                                                                      device manufacturing
Methuen, Massachusetts...............   60,000        Leased          Electrode and fetal monitoring
                                                                      supplies manufacturing
San Juan Capistrano, CA..............   27,300        Leased          Sales office
Madrid, Spain........................   19,000        Leased          Chart manufacturing
Houston, Texas.......................   14,400        Leased          Distribution center
Lesquin, France......................    2,700        Leased          Sales and distribution
St. Laurent, Quebec..................    1,500        Leased          Service center

All the Company's leased properties are held pursuant to operating leases with expiration dates ranging from November 30, 1998 to September 30, 2004, subject in most cases to renewal at the option of the Company.

On November 3, 1997, the Company announced plans to move from its current Buffalo printing plant and headquarters offices to a new single floor continuous process printing plant and to an office building in the same vicinity. Construction of the printing facility is scheduled to begin in mid-1998 and is scheduled to be completed during the second half of 1999. The move to the headquarters building is scheduled for December 1998.
The Company anticipates that this construction and headquarter relocation will be funded with internally generated cash and with state and local tax incentives.


ITEM 3. LEGAL PROCEEDINGS

The Company's medical products are subject to regulation by several governmental authorities, including in particular the U.S. Food and Drug Administration
(FDA). The Company's manufacturing facilities and medical products are required to be registered with, and are subject to periodic inspection by or approval of, the FDA. Such products are all registered with the FDA as Class I, Class II or Class III devices and therefore must comply with Good Manufacturing Practices and Standards of Performance promulgated by the FDA to ensure that they are safe and effective. New medical products also are subject to these regulations and must be approved by the FDA prior to their release. The Company believes that it is in material compliance with all applicable FDA regulations.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's stock is not traded on public markets.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected historical financial data of the Company for the five years ended December 31, 1997.


                                                               Year Ended December 31,
                                       -----------------------------------------------------------------------
                                           1993          1994      1995/(1)/         1996           1997
                                        ---------    -----------  -----------  ---------------    --------------
                                                               (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
 Net Sales:
   Medical products..................  $ 84,763/(2)/  $ 97,353    $  105,602       $ 176,601/(3)/ $ 200,633
   Industrial products...............    65,970         64,882        64,413          61,423         56,860
                                       -------------  --------    ----------       ---------      ---------
                                        150,733        162,235       170,015         238,024        257,493
                                       -------------  --------    ----------       ---------      ---------
  Gross profit.......................    71,827         76,649        77,886         108,134        114,261
  Selling, general and
     administrative expenses.........    48,470         49,651        48,630          70,270         74,699
  Nonrecurring and other charges.....     3,018/(4)/        --            --           7,721/(5)/     5,983/(6)/
  Impairment Loss....................        --             --            --              --          4,005/(7)/
  Amortization.......................       870            897         2,074           8,058          8,800
                                       -------------  --------    ----------       ---------      ---------
  Operating income...................    19,469         26,101        27,182          22,085         20,774
  Interest expense (net).............     4,840          4,513         7,344          21,104         23,036
                                       -------------  --------    ----------       ---------      ---------
  Income from continuing operations
     before income taxes,
     accounting change and
     extraordinary charge............    14,629         21,588        19,838             981         (2,262)
  Income tax expense.................     6,273          8,437         6,890           2,073            360
                                       -------------  --------    ----------       ---------      ---------
  Income (loss) from continuing
     operations before accounting
     change and extraordinary
     charge..........................     8,356         13,151        12,948          (1,092)        (2,262)
  Income (loss) from discontinued
     operation (net).................    (1,582)           160          (298)             --             --
  Extraordinary charge...............        --             --          (791)/(8)/        --             --
                                       --------       --------       --------     ----------      ----------
  Net income (loss)..................  $  6,774       $ 13,311     $  11,859       $  (1,092)     $  (2,622)
                                       ========       ========     =========       =========      ==========

OTHER DATA AND RATIOS:
  EBITDA/(9)/........................    29,109         32,872        34,316          44,275         47,304
  Depreciation and amortization......     6,622          6,771         7,134          14,469         16,542
  Capital expenditures...............     3,979          3,569         2,319           6,281          5,590
  Dividends paid.....................        --             --       118,652              --             --

BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents..........     2,008          1,517         1,481             563            626
  Total assets.......................    83,751         77,788       250,912         365,017        346,075
  Total long-term debt...............    67,369         51,425       160,131         227,743        213,790
  Stockholders' equity (deficit).....   (17,262)        (4,096)       51,499          81,765         77,968

                                           (Footnotes on following page)

_________________

(1) As a result of the Acquisition on September 28, 1995, results of operations represents the results of the predecessor company for the nine months ended September 28, 1995 and the results of the Company for the three months ended December 31, 1995.
(2) Includes the Company's acquisition of Tronomed and Upbeat in February 1993, which together contributed net sales of $10.2 million during 1993.
(3) Includes Devon(R) brand sales for the 10 months since its acquisition on February 29, 1996 of $60.6 million.
(4) Represents a $2.0 million restructuring charge taken by the Company for employee severance and losses arising from the disposal of property and equipment related to consolidating the Company's Clayton, New York operations into the Buffalo, New York facility and revising its corporate management structure, and a $1.0 million charge taken by the Company for its share of the environmental cleanup costs pertaining to the Company's no-longer active Pittsburgh, Pennsylvania facility pursuant to a settlement with the Pennsylvania Department of Environmental Resources.
(5) These consist primarily of consolidation expenses pertaining to the Devon Acquisition, the physical move of Tronomed manufacturing from California to New Jersey, outsourcing of distribution to a third party provider and the sale of the Australian subsidiary.
(6) These consist primarily of consolidation expenses pertaining to the physical move of Tronomed manufacturing from California to New Jersey, expenses associated with the outsourcing of distribution to a third party provider and consulting expenses associated with business improvement initiatives.
(7) Represents the write-off of the Buffalo facility in connection with the Company's relocation plans.
(8) Represents an extraordinary charge associated with early retirement of debt.
(9) "EBITDA" means earnings from continuing operations before interest expense, taxes, depreciation, amortization, nonrecurring and other charges, extraordinary items and accounting changes. EBITDA is included because it is commonly used by certain investors and analysts to analyze and compare on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's net sales reflect the manufacturing, marketing and reselling of medical and industrial supplies to both North American and international customers. In 1997, 78% of the Company's net sales were derived from the sale of medical products, with the remaining net sales derived from the sale of industrial products. Approximately 95% of the Company's 1997 net sales were made to North American customers, with the remaining net sales made to international customers.

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

As a result of the foregoing, operating margins realized on sales of industrial products are higher than those realized on sales of medical products, and in 1997, operating income from sales of industrial products accounted for approximately 43% of the Company's total income from continuing operations. See Note L, "Business Segment Information", of the Company's Consolidated Financial Statements appearing elsewhere in this Report.

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

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the last three years:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1995     1996    1997
                                                        ------   ------  ------
Net sales:
  Medical products...........................            62.1%    72.2%   77.9%
  Industrial products........................            37.9%    25.8%   22.1%
                                                        -----    -----   -----
     Total net sales.........................           100.0%   100.0%  100.0%
Cost of goods sold...........................            54.2     54.6    55.6
Gross profit.................................            45.8     45.4    44.4
Selling, general and administrative expense..            28.6     29.5    29.0
Nonrecurring and other costs.................              --      3.2     3.9
Amortization.................................             1.2      3.4     3.4
Operating income.............................            16.0      9.3     8.1

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES.

Sales for 1997 were $257.5 million, an increase of $19.5 million, or 8.2%, compared to sales of $238.0 million in 1996. The increase was largely attributable to the acquisition of Devon Industries which was reflected in 1996 results only from February 28,1996, the date of the acquisition. Partially offsetting the incremental sales from the Devon Industries acquisition was the (i) divestiture of the Australian facility which had $2.0 million of sales in 1996, (ii) inventory reductions by the Company's major distributors, and (iii) lower average selling prices of recording charts, electrodes and certain Devon-brand products largely attributable to securing long-term contracts with certain GPOs. Domestic Medical revenues of $190.2 increased by 13.7% from last year due to
(i)the Devon acquisition, (ii) increased sales resulting from the supply-agreement with Premier, and (iii) continued market penetration in the alternate care market. As a result of these factors, sales of EKG electrodes, fetal monitoring products, sharps containers and certain operating room products have displayed good growth rates. Domestic Industrial product revenues of $53.7 million decreased by 5.3% from the prior year, due to the continued decline of this market. This decline was partially offset by the focus on introducing new non-chart industrial products. International sales of $13.6 million declined by 3.3% from last year due to the divestiture of the Australian subsidiary. Sales of continuing products increased by 12.2% from last year, despite the unfavorable impact by the effect of a stronger dollar versus the prior year.


GROSS PROFIT.

Gross Profit for 1997 was $114.3 million, an increase of $6.2 million or 5.7%, compared to gross profit of 108.1 in 1996. The company's gross profit percentage was 44.4% in 1997 compared to 45.4% in 1996. The decrease in gross margin percentage was primarily attributable to
(i)increased product mix of lower margin medical products,
(ii) higher costs related to building inventories in anticipation of sales to Premier hospitals, (iii) increased distributor rebates, and
(iv) lower average selling prices.

Selling, General and Administrative Expenses increased to $74.7 million in 1997, an increase of $4.4 million, or 6.3%, compared to selling, general and administrative expense of $70.3 million in 1996. The majority of the increase was due to the inclusion of expenses of Devon Industries for 10 months in 1996. As a percent of sales, selling, general and administrative expense decreased to 29.0% in 1997 from 29.5% in 1996. The reduction reflects the Company's efforts to reengineer its business processes to reduce overall costs.

In 1997, the Company recorded $10.0 million of one-time and other nonrecurring charges. The costs included a $4 million write-off of the Company's current Buffalo facility in connection with the Company's planned relocation to new administrative and manufacturing facilities. These moves are planned to be complete by mid 1999. In addition, the Company incurred costs of $3.6 million in connection with its reengineering activities and $2.4 million in costs relative to the relocation of its cable and leadwire facility from California to New Jersey.

Amortization Expenses of $8.8 million was primarily attributable to goodwill expenses incurred in connection with the Company acquisitions.

Interest Expense of $23.1 million increased by $2 million from $21.1 million in 1996, resulting from increased borrowing for the first nine months of 1997, due to increased working capital requirements. In the fourth quarter of 1997, the Company decreased total debt outstanding by $20 million resulting from reduced inventory and accounts receivable balances.


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

NET INCOME.   Net income decreased by $13.0 million from $11.9 million
in 1995 to a net loss of $1.1 million in 1996. This decrease reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. In connection with the Company's acquisitions, the book value of certain tangible and intangible assets increased in accordance with generally accepted accounting principles. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Depreciation and amortization expenses increased by $2.1 million in 1997. Management believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund our capital requirements.

Cash flow provided by operating activities was $21.4 million as compared to $5.0 million provided from operations in 1996. Operating cash flow for 1997 was favorably impacted by a reduction in operations working capital of $10.3 million primarily resulting from improved management of accounts receivable and inventory.

The Company's cash flow used in investing activities for the year 1997 was $8.1 million. The expenditures attributed to purchases of property, plant and equipment and other long term assets in connection with the growth in the Company's Medical segment.

During 1997, the Company repaid $14.0 million of bank debt resulting in a term loan balance of $138.7 million and a revolver balance of $-0- at fiscal year end. At December 31, 1997, the Company had aggregate borrowings under its credit facility of $138.7 million and $28.7 million available under the revolving portion of the Credit facility.

The Company believes that cash flow from operations, and sources of credit will be adequate to satisfy its capital needs for the foreseeable future.

IMPACT OF YEAR 2000

The Company has undertaken a project aimed at replacing its current management information systems with new management information systems which it believes will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has completed an asessment and modified certain portions of its software. The Company presently believes that with the modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversations are not made, or are not completed timely, a material impact on the operations of the Company could result.

The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

The Company utilized both internal and external resources to reprogram and test the current software for year 2000 modifications. These modifications were completed during 1997 at a total cost of $145,000.

Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have not impact on the Company's net income or shareholder's equity. Statement 130 requires the foreign currency translation adjustment, which currently is reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted Statement 130 for the year ended December 31, 1997, the total of other comprehensive income items, reported as a component of shareholder's equity, and comprehensive income (which includes net income) would be $(1,488,000) and $(3,797,000), respectively, and would be displayed separately.

In June 1997, the Financial Accounting Standards Board issued Statement 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively during 1998. Management does not expect that the adoption of this statement will result in the Company reporting additional segments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited consolidated financial statements of the Company and its subsidiaries as of December 31, 1995, 1996, and 1997, and for the periods in the three years ended December 31, 1997.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Report of Independent Auditors...................................       22

Consolidated Balance Sheets......................................       23

Consolidated Statements of Operations............................       24

Consolidated Statements of Changes in Shareholder's Equity.......       25

Consolidated Statements of Cash Flows............................       26

Notes to Consolidated Financial Statements.......................       28


                      REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Graphic Controls Corporation

We have audited the accompanying consolidated balance sheets of Graphic Controls Corporation and subsidiaries (a wholly-owned subsidiary of Graphic Holdings, Inc.) as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the three-month period ended December 31, 1995 and the years ended December 31, 1996 and 1997. We have also audited the consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows of the Pre-Acquisition Company and subsidiaries for the nine-month period ended September 28, 1995.
Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Controls Corporation and subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the three-month period ended December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of the Pre-Acquisition Company and subsidiaries for the nine-month period ended September 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related finanical statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP

Buffalo, New York
February 6, 1998,
except for Noted, as to which the date is February 20, 1998

               GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                        December 31, 1996 and 1997


                                                           1996       1997
                                                           ----       ----
                                  ASSETS
Current Assets:
 Cash ...............................................  $    563   $    626
 Accounts receivable, less allowances for doubtful
  accounts and returns (1996-$782, 1997-$657)........    37,208     35,280
 Inventories.........................................    32,697     32,091
 Income taxes recoverable............................     1,755        730
 Other...............................................     1,138      1,055
                                                       --------   --------
    Total current assets.............................    73,361     69,782
Property, plant and equipment:
 Land................................................     1,097      1,095
 Buildings and improvements..........................    11,160      7,390
 Machinery and equipment.............................    29,589     34,278
                                                       --------   --------
                                                         41,846     42,763
 Less accumulated depreciation.......................     6,750     13,660
                                                       --------   --------
    Net property, plant and equipment................    35,096     29,103

Goodwill, net of accumulated amortization of
 $6,553 (1996) and $12,768 (1997)....................   229,693    224,221
Financing costs, net of accumulated amortization of
 $2,338 (1996) and $4,378 (1997).....................    11,150      9,026
Acquisition escrow accounts..........................     9,002      5,896
Other assets.........................................     6,715      8,047
                                                       --------   --------
                                                       $365,017   $346,075
                                                       ========   ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Cash overdraft....................................... $  2,954   $  4,446
 Accounts payable.....................................   14,261     14,081
 Employees' compensation..............................    7,154      5,740
 Accrued expenses.....................................    5,009      7,393
 Deferred income taxes................................    1,970      2,230
 Current portion of long-term debt....................    8,015     12,165
                                                       --------   --------
    Total current liabilities.........................   39,363     46,055
Long-term debt........................................  219,728    201,625
Deferred income taxes.................................    1,199        240
Other non-current liabilities.........................   22,962     20,187
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
   100 shares.........................................       --         --
 Additional paid-in capital...........................   82,366     82,366
 Accumulated deficit .................................     (288)    (2,910)
 Equity adjustment from foreign currency translation..     (313)    (1,488)
                                                       --------   --------

Total shareholder's equity............................   81,765     77,968
                                                       --------   --------
                                                       $365,017   $346,075
                                                       ========   ========

See accompanying notes

              GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands)


                                 Pre-Acquisition
                                        Nine Mos.  Three Mos.       Year          Year
                                           Ended       Ended       Ended         Ended
                                        Sept. 28     Dec. 31     Dec. 31       Dec. 31
                                            1995        1995        1996          1997
                                            ----        ----        ----          ----

Net sales.............................  $127,895    $ 42,120    $238,024      $257,493

Cost of sales.........................    69,440      22,689     129,890       143,232
Selling, general and
  administration expenses.............    37,011      11,619      70,270        74,699
Impairment loss.......................        --          --          --         4,005
Nonrecurring and other costs..........        --          --       7,721         5,983
Amortization...........................      668       1,406       8,058         8,800
                                        --------     -------    --------      --------
                                         107,119      35,714     215,939       236,719
                                        --------     -------    --------      --------

Operating income.......................   20,776       6,406      22,085        20,774
Interest income........................       56          50          38            48
Interest expense.......................   (3,125)     (4,325)    (21,142)      (23,084)
                                        --------     -------    --------      --------
Income (loss) from continuing operations
  before income taxes and
  extraordinary charge.................   17,707       2,131         981        (2,262)

Income tax expense.....................    5,563       1,327       2,073           360
                                        --------     -------    --------      --------
Income (loss) from continuing
  operations before
  extraordinary charge.................   12,144         804      (1,092)       (2,622)

Discontinued operations (Note B):
Loss from disposal, net of
  income tax benefit of $190...........     (298)         --          --            --

Extraordinary charge from early
  retirement of debt, net of income
  taxes of $505.........................    (791)         --          --            --
                                        --------     -------    --------      --------

Net income (loss)...................... $ 11,055    $    804    $ (1,092)     $ (2,622)
                                        ========     =======    ========      ========

See accompanying notes

                GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)
                   (In thousands except per share amounts)



                                                                    Equity
                                                      Retained      Adj From
                                           Add'l      Earnings      Foreign
                                  Common   Paid-In   (Accumulated   Currency
                                   Stock   Capital    Deficit)      Translation     Total
                                   -----   -------    --------      -----------     -----


Balance at January 1, 1995
(Pre-Acquisition)...............  $   --   $19,467    $ (22,674)    $    (889)   $  (4,096)
 Net income for nine months
   ended September 28, 1995.....      --        --       11,055            --       11,055
 Income tax benefit of stock
   options exercised............      --        --          525            --          525
 Translation gains..............      --        --           --           640          640
 Dividends ($1,186,520 per
   share).......................      --   (19,467)     (99,185)           --     (118,652)
                                  ------   -------    ---------     ---------   ----------
Balance at September 28, 1995
(Pre-Acquisition)...............  $   --   $    --    $(110,279)    $    (249)   $(110,528)
                                  ======   =======    ==========    =========    =========

Balance at September 28, 1995.    $   --   $    --    $      --     $      --    $      --
  Capital contribution..........      --    50,866           --            --       50,866
  Net income for three months
    ended December 31, 1995.....      --        --          804            --          804
  Translation losses............      --        --           --          (171)        (171)
                                  ------   -------    ---------     ---------   ----------

Balance at December 31, 1995....      --    50,866          804          (171)      51,499
  Capital contribution..........      --    31,500           --            --       31,500
  Net loss for 1996.............      --        --       (1,092)           --       (1,092)
  Translation losses............      --        --           --          (142)        (142)
                                  ------   -------    ---------     ---------   ----------

Balance at December 31, 1996....      --    82,366         (288)         (313)      81,765
  Net loss for 1997.............      --        --       (2,622)           --       (2,622)
  Translation losses............      --        --           --        (1,175)      (1,175)
                                  ------   -------    ---------     ---------   ----------

Balance at December 31, 1997...   $   --   $82,366    $  (2,910)    $  (1,488)   $  77,968
                                  ======   =======    ==========    =========    =========



See accompanying notes

                GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                     Pre-Acquisition
                                           Nine Mos.    Three Mos.          Year           Year
                                               Ended         Ended         Ended          Ended
                                            Sept. 28       Dec. 31       Dec. 31        Dec. 31
                                                1995          1995          1996           1997
                                                ----          ----          ----           ----
Cash flows from operating activities:
Net income (loss)........................  $  11,055       $   804      $ (1,092)      $ (2,622)
  Adjustments to reconcile net income
   (loss) to net cash provided by
  operating activities:
    Depreciation and amortization........      5,143         1,991        14,469         16,542
    Impairment loss .....................         --            --            --          4,005
    Write-off of unamortized
      financing costs....................      1,296            --            --             --
      Deferred income taxes..............       (253)          277         3,071           (699)
      Disposal of discontinued operations        298            --            --             --
      Change in assets and liabilities
        excluding effects from purchases
        or sales of businesses:
          Accounts receivable............      1,176        (1,503)       (5,368)         1,383
          Inventory......................     (2,627)        1,774        (1,980)           349
          Other current asset............        582            58           370             83
          Accounts payable and accrued
            expenses.....................      1,800         2,911        (2,803)         1,139
          Income taxes...................     (1,044)          (37)       (2,176)         1,063
          Other non-current liabilities..         12          (261)          590            331
          Other, net.....................         37           (11)         (129)          (164)
                                           ---------       -------      --------       --------
          Total Adjustments..............      6,420         5,199         6,044         24,032
                                           ---------       -------      --------       --------
          Net cash provided by operating
            activities...................     17,475         6,003         4,952         21,410

Cash flows from investing activities:
  Additions to property,
    plant, and equipment.................     (1,505)         (814)       (6,281)        (5,590)
  Payments for businesses acquired.......         --            --       (96,251)            --
  Payments for other assets..............         --            --        (1,496)        (2,536)
  Payment of acquisition fees............     (2,212)           --            --             --
  Net proceeds from sale of
    product line.........................        463            --            --             --
                                           ---------       -------      --------       --------
      Net cash used in investing
        activities.......................     (3,254)         (814)     (104,028)        (8,126)



See accompanying notes

              GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                              (In thousands)


                                   Pre-Acquisition
                                         Nine Mos.     Three Mos.            Year            Year
                                             Ended          Ended           Ended           Ended
                                          Sept. 28        Dec. 31         Dec. 31         Dec. 31
                                              1995           1995            1996            1997
                                              ----           ----            ----            ----
Cash flows from financing activities:
  Proceeds from senior bank facilities.   $ 92,000        $    --        $ 73,541        $     --
  Cash overdraft........................        --             --           2,954           1,492
  Capital contribution..................        --             --          31,500              --
  Proceeds from senior
    subordinated notes..................    75,000             --              --              --
  Repayment of senior debt..............   (51,178)        (7,116)         (6,125)        (13,953)
  Financing fees........................    (9,524)            --          (3,964)             --
  Dividends paid........................  (118,652)            --              --              --
  Other.................................        --             --             196              --
                                          --------        -------        --------        --------
    Net cash provided by (used in)
      financing activities..............   (12,354)        (7,116)         98,102         (12,461)
Effect of exchange rate changes
  on cash...............................        26             (2)             56             760
                                          --------        -------        --------        --------
Net increase (decrease) in cash.........     1,893         (1,929)           (918)             63
Cash at beginning of period.............     1,517          3,410           1,481             563
                                          --------        -------        --------        --------
Cash at end of period...................  $  3,410        $ 1,481        $    563        $    626
                                          ========        =======        ========        ========

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest...........................  $  3,116        $   330        $ 22,650        $ 20,372
     Income taxes.......................     6,309            974           1,167              34



See accompanying notes

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997



NOTE A - Summary Of Significant Accounting Policies
---------------------------------------------------

Description of The Business:  Graphic Controls Corporation (the "Company")
(a wholly-owned subsidiary of Graphic Holdings, Inc. ("Holdings")) is a leading manufacturer and marketer of a number of disposable single use medical products and industrial recording supplies. Medical products, which include Devon (R) brand operating room products, represent a substantial majority of the Company's of net sales and are principally used in the areas of cardiology and critical care, neurology, labor and delivery, perinatology, and infection control. Industrial products include recording charts and marking systems used in recording physical measurements such as temperature, humidity, rate and volume of flow, liquid level, electric current and magnetic and seismic activity. Medical products are sold primarily to healthcare providers, including hosptials, clinics, physicians' offices and other alternate care providers. Industrial products are sold to customers primarily in the oil and gas, chemical, pulp and paper, electric and gas utility, pharmaceutical, feed, aerospace and automotive industries. The Company markets its products both domestically and internationally.

Organization and Basis of Presentation: On September 28, 1995, GH Acquisition Corporation, a newly organized subsidiary of Bessemer Holdings, L.P. ("Bessemer"), merged with and into Holdings, with Holdings being the surviving corporation and becoming a direct subsidiary of Bessemer (The "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. The total purchase price, including fees and expenses related to the Acquisition and its financing, was approximately $218,000,000.

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

In connection with the Acquisition, the Company was permitted to hold approximately $4,300,000 of the purchase price in escrow for potential liabilities related to matters such as taxes, environmental issues, transaction respectively. The escrow amount is recorded in acquisition escrow accounts in the Company's balance sheets with a corresponding liability to the selling shareholders in other long-term liabilities. The agreement calls for escrow funds to be released to the selling shareholders starting on the first anniversary of the transaction and ending on the fifth anniversary of the transaction. Escrow funds released to the selling shareholders were $ - 0 - in 1996 and $2,257,000 in 1997. Escrow funds totaling approximately $200,000 in 1996 and $1,400,000 in 1997 were returned to the Company as reimbursement for certain expenditures. The balance in the escrow fund was $4,154,000 and $1,049,000 at December 31, 1996 and 1997, respectively.

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


NOTE A - Summary Of Significant Accounting Policies - (Continued)
-----------------------------------------------------------------
Organization and Basis of Presentation Cont'd.

In conjunction with the Acquisition, the Company repaid the existing indebtedness outstanding under its credit agreement and wrote off the unamortized financing fees related to this indebtedness. This write-off has been shown as an extraordinary charge, net of income taxes, in the consolidated statement of operations of the Company for the nine months ended
September 28, 1995.

Principles of Consolidation: The consolidated financial statements include the accounts of Graphic Controls Corporation and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's total investment in its foreign subsidiaries is approximately $17,600,000 at December 31, 1996 and $20,000,000 at December 31, 1997.

Revenue Recognition: The Company recognizes revenue at the point of passage of title, which is generally at the time of shipment to the customer. The Company provides for probable future returns and uncollectible accounts as revenue is recognized.

Account Receivable: The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Inventories: Inventories are stated at the lower of cost or market. The cost of substantially all domestic inventories is determined under the last-in, first-out (LIFO) method. The cost of the remaining inventories, principally at foreign operations, is determined under the first-in, first-out (FIFO) method (see Note C).

Property, Plant and Equipment: Land, buildings and improvements, and machinery and equipment are carried on the basis of cost. Expenditures for maintenance and repairs are charged directly against income; major renewals and betterments are capitalized. Depreciation is provided over estimated useful lives using the straight-line method for buildings and improvements and the double declining balance method for machinery and equipment, except for used equipment which is depreciated on the straight-line method. Depreciation expense was $4,475,000 for the period ended September 28, 1995, $585,000 for the period ended
December 31, 1995, $6,411,000 for 1996, and $7,742,000 for 1997.

Goodwill: Goodwill is being amortized over forty years on a straight-line basis. The Company periodically reviews goodwill to assess recoverability. Impairments would be recognized in operating results if a permanent reduction in value were to occur.

Financing Costs: Financing costs are being amortized on a straight-line basis over the term of the credit facilities.

Interest Rate Cap Agreement: The costs of interest rate cap agreements are being amortized on a straight-line basis over the term of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense.

Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997



NOTE A - Summary Of Significant Accounting Policies - (Continued)
-----------------------------------------------------------------
Income Taxes Cont'd.:
---------------------
The provision for income taxes includes Federal, foreign, state, and local income taxes. Investment tax credits are accounted for using the flow-through method.

It is the Company's policy to repatriate approximately 50% of the earnings of its foreign subsidiaries. All remaining undistributed earnings are reinvested in these subsidiaries. Total undistributed earnings for which no federal income taxes have been provided, including those earnings reinvested in the subsidiaries, are approximately $16,200,000.

Translation of Foreign Currencies: The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using the applicable local currency as the functional currency. Accordingly, balance sheet accounts are translated using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the year. Resulting translation adjustments are made directly to a separate component of shareholder's equity. Foreign currency transaction gains (losses) included in the determination of net income approximated $(132,000) for the period ended September 28, 1995, $(102,000) for the period ended
December 31, 1995, $(56,000) for 1996 and $159,000 for 1997.

Research and Development Costs and Royalty Arrangements: Product research and development costs are charged to expense as incurred. Research and development expense approximated $2,897,000 for the period ended September 28, 1995, $1,199,000 for the three months ended December 31, 1995, $4,651,000 for 1996, and $5,995,000 for 1997.

Costs related to royalty arrangements are charged to expense as incurred. Royalty expense approximated $650,000 for the period ended September 28, 1995, $180,000 for the three months ended December 31, 1995, $502,000 for 1996, and $410,000 for 1997. Most of the Company's royalty agreements are in effect for an indefinite period of time.

Retirement Plans and Post-Retirement Benefits: The Company has domestic non-contributory defined benefit retirement plans covering substantially all U.S. employees. Benefits under the plans are based on earnings and years of benefit service. The Company's foreign subsidiaries provide plans for employees consistent with local practices. Amounts charged to earnings relative to these plans are determined in accordance with the Company's accounting practices described in Note G. The Company's policy is to fund the U.S. plans on a current basis in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Certain employees may be eligible for post-retirement health care and life insurance benefits upon retirement from the Company. It is the Company's policy to accrue the cost of these benefits during the active service period of the employee.

Impairment of Long-lived Assets: The Company reviews asset carrying amounts whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced, by a charge to income, to its current fair value. During 1997, the Company recorded an impairment loss of $4,005,000 in connection with its plan to move its current Buffalo, New York operations to new facilities and dispose of its current Buffalo facility.

 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


NOTE A - Summary Of Significant Accounting Policies - (Continued)
-----------------------------------------------------------------
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - Acquisitions and Divestitures
--------------------------------------
On February 28, 1996, the Company acquired all the outstanding common stock of Devon Industries, Inc., a manufacturer and distributor of medical supplies primarily for use in operating rooms (the "Devon Acquisition"). The total cost of the transaction was approximately $99,000,000 including expenses of approximately $5,000,000, plus up to an additional $7,000,000 in deferred consideration contingent upon Devon's future financial performance. The Devon Acquisition was financed with $67,500,000 of bank debt and $31,500,000 of new equity provided by Bessemer. The Devon Acquisition agreement permitted the Company to hold $5,657,000 of the purchase price in escrow for potential liabilities such as taxes, pensions, litigation and other indemnified liabilities. Escrow funds totaling $810,000 were returned to the Company in 1996 as reimbursement for certain expenditures. In connection with the Devon Acquisition, the Company acquired assets with a fair value of $35,436,000 and assumed liabilities of $8,854,000.

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


                                         Nine Mos.   Three Mo.         Year
                                             Ended       Ended        Ended
                                          Sept. 28     Dec. 31      Dec. 31
                                              1995        1995         1996
                                              ----        ----         ----
                                                  (In thousands)
     Net sales.......................... $ 181,351   $  58,389    $ 249,268
     Income before extraordinary items.. $   1,049   $    (542)   $  (1,312)
     Net income (loss).................. $   1,049   $    (542)   $  (1,312)

During 1993, the Company announced its intention to divest its plotter and fax supplies business units. The loss on disposal of these discontinued operations was initially provided in 1993 and revised in 1994 and 1995 based on actual results. The plotter supplies business was sold on September 9, 1994 and the facsimile business was sold on April 28, 1995.

The plotter and fax supplies business units have been reported as discontinued operations. Revenue for the discontinued operations was $4,483,000 for the period ended September 28, 1995.

 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note C - Inventories
--------------------
Inventories at December 31, 1995 and 1996 consist of the following
(in thousands):


                                                            1996            1997
                                                            ----            ----
   Finished products.............................  	$ 17,781	$ 18,331
   Work in process...............................    	   2,094	   2,116
   Raw materials.................................    	  12,822   	  11,644
                                                        --------        --------
                                                        $ 32,697        $ 32,091
                                                        ========        ========

Domestic inventories determined primarily on the last-in, first-out (LIFO) method were $29,549,000 and $28,577,000 at December 31, 1996 and 1997,
respectively, and would have been lower by $3,465,000 in 1996 and $4,521,000 in 1997 had the first- in, first-out (FIFO) method been used exclusively.

NOTE D - Long-Term Debt
-----------------------
Long-term debt outstanding at December 31, 1996 and 1997 was as follows (in thousands):

                                                            1996            1997
                                                            ----            ----
   Senior bank facilities..........................     $152,416        $138,688
   Senior Subordinated Notes due 2005 at 12%
     per annum.....................................       75,000          75,000
   Other...........................................          327             102
                                                        --------        --------
                                                         227,743         213,790
   Less:  current portion..........................        8,015          12,165
                                                        --------        --------
                                                        $219,728        $201,625
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

 GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


NOTE D - Long-Term Debt (Cont'd)

The following is a summary of the other principal terms of the Credit Agreement:

    Terms Loans: The term loans are repayable in quarterly installments, with a final maturity date in September 2003. Amounts repaid under the term loans may not be reborrowed.

    Revolving Credit: Under the revolving credit facility, the Company may borrow, repay and reborrow from time to time up to the lesser of
    (a)$30,000,000 or (b) the Company's total availability. The Credit agreement defines the Company's total availability as the sum of 85% of eligible accounts receivable plus 60% of eligible raw material inventory plus 50% of eligible finished inventory plus 50% of the net book value of property, plant and equipment (limited to $5,000,000) acquired pursuant to a permitted business acquisition.

    All outstanding borrowings under the revolving credit facility will mature in September 2002. The amount the Company may borrow under the revolving credit facility also is reduced by the full amount of any letters of credit issued by the bank for the account of the Company. At December 31, 1997, open letters of credit totaled $1,324,000.

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

The aggregate maturities of long-term debt, excluding contingent payments, if any, are as follows (in thousands):


                              Revolving
                Term Loans  Credit Facility   Notes      Other      Total
                ----------  ---------------   -----      -----      -----
 1998........    $ 12,063     $     --      $    --     $  102   $ 12,165
 1999........      13,250           --           --         --     13,250
 2000........      14,250           --           --         --     14,250
 2001........      15,125           --           --         --     15,125
 2002........      29,719           --           --         --     29,719
 Thereafter..      54,281           --       75,000         --    129,281
                 --------     --------      -------     ------   --------
                 $138,688     $     --      $75,000     $  102   $213,790
                 ========     ========      =======     ======   ========


GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


NOTE D - Long-Term Debt (Cont'd)

Restrictive Covenants: The Credit Agreement contains certain restrictive financial covenants. At December 31, 1997, the Company was in compliance with such requirements, except for an interest coverage requirement, for which a waiver has been obtained. In addition to the financial covenants, the Credit Agreement imposes certain other restrictions on the Company's business and operations. The Company is prohibited from incurring consolidated capital expenditures in excess of $10,000,000 per year. The Company's ability to declare or pay dividends on any class of stock, other than in shares of such stock, is limited. The Credit Agreement also restricts the Company from incurring certain additional indebtedness.

Note E - Other Non-Current Liabilities

Other non-current liabilities at December 31, 1996 and 1997 consist of (in thousands):


                                                               1996      1997
                                                               ----      ----
   Retiree health and life insurance benefit obligation..   $ 6,683   $ 6,963
   Accrued non-current pension costs.....................     5,345     5,521
   Purchase escrows......................................     9,002     5,896
   Lease provision.......................................     1,382     1,256
   Other.................................................       550       551
                                                            -------   -------
                                                            $22,962   $20,187
                                                            =======   =======

Note F - Retirement Plans

The costs charged to earnings relative to the United States and Canadian plans for the periods ended September 28, 1995 and December 31, 1995 and the years ended December 31, 1996 and 1997 were determined in accordance with Statement of Financial Accounting Standards No. 87. The provisions of this Statement have not been applied to a foreign plan as it is not material to the financial statements.

United States and foreign retirement plan expenses were $934,000 for the period ended September 28, 1995, $311,000 for the period ended December 31, 1995, $1,931,000 for 1996, and $1,220,000 for 1997. This included net periodic pension expense for the United States and Canadian plans of $909,000 for the period ended September 28, 1995, $303,000 for the period ended
December 31, 1995, and $1,900,000 for 1996, and $1,220,000 for 1997, which is comprised of the following components (in thousands):


                                 Pre-Acquisition
                                        Nine Mos.  Three Mos.      Year       Year
                                           Ended       Ended      Ended      Ended
                                        Sept. 28     Dec. 31    Dec. 31    Dec. 31
                                            1995        1995       1996       1997
                                            ----        ----       ----       ----
Service cost -
  benefits earned during the period..   $    683    $    228   $  1,792    $ 1,422
Interest cost on projected
  benefit obligation.................      1,523         556      2,512      2,391
Actual Return on plan assets.........     (3,568)       (743)    (3,156)    (4,743)
Net amortization and deferral........      2,361         262        752      2,150
                                        --------    --------   --------    -------
Net periodic pension expense ........   $    909    $    303   $  1,900    $ 1,220
                                        ========    ========   ========    =======

                                    34

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


NOTE F - Retirement Plans - (Continued)

Unrecognized gains (losses) and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.



Actuarial assumptions used:
                                                1995          1996           1997
                                                ----          ----           ----
        Discount rate...................    7.25 - 7.50%   7.50 - 7.75%  7.25 - 7.50%
        Salary increases................    3.50 - 6.00%   3.50 - 6.00%  3.50 - 6.00%
        Expected return on plan assets..    7.50 - 9.00%   7.50 - 9.00%  7.50 - 9.00%


The following table sets forth the United States and Canadian plans' estimated funded status at December 31, 1996 and 1997, based on the most recent actuarial valuation available (in thousands):


                                                                 1996           1997
                                                                 ----           ----
Accumulated benefit obligation, including vested
  benefits of $25,650 and $28,333.......................      $26,251        $28,681
                                                              =======        =======
Projected benefit obligation............................       31,777         34,427
Plan assets at fair value...............................       29,514         30,890
                                                              -------        -------
Excess of projected benefit obligation over plan
  assets................................................       (2,263)        (3,537)
Unrecognized net gain...................................       (3,023)        (2,287)
                                                              -------        -------

Accrued pension cost....................................      $(5,286)       $(5,824)
                                                              =======        =======


All previously unrecognized gains, losses, and prior service costs were recognized at the date of the Acquisition. The accrued pension cost is recorded in the December 31, 1996 and 1997 balance sheets as follows (in thousands):



                                                                 1996           1997
                                                                 ----           ----
    Account payable and accrued employees' compensation..     $   601        $ 1,014
    Other assets.........................................        (660)          (711)
    Other non-current liabilities........................       5,345          5,521
                                                              -------        -------
                                                              $ 5,286        $ 5,824
                                                              =======        =======


The plans' assets consist of listed stocks and corporate and government fixed income securities.

Changes to the discount rate actuarial assumptions resulted in a decrease in the vested benefit obligation, the accumulated benefit obligation and the projected benefit obligation of approximately $1,850,000, $1,882,000 and $2,409,000 respectively in 1997.

Company also sponsors 401(k) personal retirement savings plans covering all eligible employees. The Company contributes an amount equal to 100% of each participant's total contribution, not to exceed amounts specified in the plans. The amount charged to expense for matching contributions was $236,000 for the period ended September 28, 1995, $78,000 for the period ended December 31, 1995, $456,000 for the year ended December 31, 1996 and $649,000 for the year ended December 31, 1997.

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note G - Retiree Health Care and Life Insurance Benefits

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

The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The United States retiree health care and life insurance benefit expenses were $318,000 for the period ended September 28,1995, $163,000 for the period ended December 31, 1995,$634,000 for 1996 and $788,000 for 1997.
The Company funds these benefits on a pay-as-you-go basis.

The following table sets forth the funded status of the plans at December 31, 1996 and 1997 (in thousands).


                                                                 1996           1997
                                                                 ----           ----
Retirees.........................................             $ 3,486        $ 3,519
Fully eligible active plan participants..........                 561            693
Other active plan participants...................               2,380          3,533
                                                              -------        -------
Accumulated postretirement benefit obligation....               6,427          7,745
Unrecognized prior service cost..................                  --           (414)
Unrecognized net gain ...........................                 490             58
                                                              -------        -------
Accrued postretirement benefit obligation........             $ 6,917        $ 7,389
                                                              =======        =======

All previously unrecognized gains and losses were recognized at the date of the Acquisition. The accrued postretirement benefit obligation is recorded in other non-current liabilities and accrued expenses in the Company's balance sheets.

Net periodic postretirement benefit cost for the periods ended
September 28, 1995 and December 31, 1995 and the years ended December 31, 1996 and 1997 included the following components (in thousands):


                                 Pre-Acquisition
                                        Nine Mos.  Three Mos.       Year        Year
                                           Ended       Ended       Ended       Ended
                                        Sept. 28     Dec. 31     Dec. 31     Dec. 31
                                            1995        1995        1996        1997
                                            ----        ----        ----        ----
Service cost - benefits earned
  during the period...................  $     81     $    36   $     174    $    247
Interest cost on projected
  postretirement benefit obligation...       359         127         460         518
Net amortization and deferral.........      (122)         --          --          23
                                        --------     -------   ---------     -------
Net periodic post retirement expense..  $    318     $   163   $     634     $   788
                                        ========     =======   =========     =======


GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note G - Retiree Health Care and Life Insurance Benefits (Continued)

For measuring the postretirement benefit obligation, the assumed rate of increase in the per capita cost of covered health care benefits was 11% for 1998, decreasing gradually to 6% in 2001. Additionally, the Medicare Part B premium was assumed to increase at 5% per annum. Increasing these rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $523,000 and the annual net periodic postretirement benefit cost by $71,000. The discount rate used in determining the postretirement benefit obligation was 7.75% in 1996 and 7.25% in 1997. The decrease in the discount rate in 1997 increased the accumulated postretirement benefit obligation by $432,000.

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.


Note H - Leases

Rental expense under operating leases amounted to $2,159,000 for the period ended September 28, 1995, $704,000 for the period ended December 31, 1995, $5,413,000 for 1996 and $7,704,000 for 1997. The future minimum lease payments for all noncancelable operating leases are as follows (in thousands):

            1998..................... $ 2,692
            1999.....................   2,488
            2000.....................   2,287
            2001.....................     949
            2002 & Thereafter........   3,819


Note I - Fair Value Of Financial Instruments

The following table sets forth the carrying amounts and fair values of the Company's financial instruments.


                                             December 31, 1996         December 31,1997
                                          Carrying          Fair     Carrying            Fair
                                          Amount           Value     Amount             Value
                                          ------           -----     ------             -----
                                                            (In thousands)
Assets:
 Cash...................................  $    563      $    563     $    626        $    626

Liabilities:
 Cash overdraft.........................     2,954         2,954        4,446           4,446
 Long-term debt,
   including current maturities:
     Senior bank facilities.............   152,416       152,416      138,688         138,688
     Senior Subordinated Notes..........    75,000        79,695       75,000          83,640
     Other..............................       327           327          102             102

                                    37

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note I - Fair Value Of Financial Instruments (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

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

    Senior subordinated notes: The Company estimates the fair value of its borrowings under the senior subordinated notes using quoted prices.


Note J - Income Taxes

The components of income (loss) before income taxes are as follows
(in thousands):


                                 Pre-Acquisition
                                         Nine Mo.   Three Mo.       Year        Year
                                           Ended       Ended       Ended       Ended
                                        Sept. 28     Dec. 31     Dec. 31     Dec. 31
                                            1995        1996        1996        1997
                                            ----        ----        ----        ----
     Domestic ......................   $  15,580    $  1,345   $  (1,928)   $ (7,764)
     Foreign .......................       2,127         786       2,909       5,502
                                       ---------    --------   ---------    --------
                                       $  17,707    $  2,131   $     981    $ (2,262)
                                       =========    ========   =========    ========

Income tax expense (benefit) consists of the following (in thousands):

                                 Pre-Acquisition
                                         Nine Mo.   Three Mo.       Year        Year
                                           Ended       Ended       Ended       Ended
                                        Sept. 28     Dec. 31     Dec. 31     Dec. 31
                                            1995        1996        1996        1997
                                            ----        ----        ----        ----

     Current:  Federal ..............  $   4,285    $    750   $  (1,969)   $ (1,080)
               State ................        568         112        (368)        (16)
               Foreign ..............        963         188       1,338       2,155
     Deferred: Federal ..............       (177)        137       2,698        (608)
               State ................        (32)         24         406         (91)
               Foreign ..............        (44)        116         (33)         --
                                       ---------    --------   ---------    --------
                                       $   5,563    $  1,327   $   2,073    $    360
                                       =========    ========    ========    ========


GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note J - Income Taxes (Continued)


Income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes. This difference is reconciled as follows (in thousands):


                                 Pre-Acquisition
                                         Nine Mo.   Three Mo.      Year         Year
                                           Ended       Ended      Ended        Ended
                                        Sept. 28     Dec. 31    Dec. 31      Dec. 31
                                            1995        1996       1996         1997
                                            ----        ----       ----         ----
35% of pretax income ................  $   6,197    $    746    $   343      $  (792)
State and local taxes, net of Federal
  effect ............................        348          88         25          (70)
Taxes (credits) on dividends from
  foreign subsidiaries ................     (350)         48         --           --
Expenses without tax benefits, primarily
  goodwill amortization ...............       21         362      1,494        1,554
Contribution  of emission credits......     (382)         --         --           --
Foreign subsidiary's net operation
  loss.................................       --          --         158          --
Other .................................     (265)         83          53        (332)
                                       ---------    --------    --------     -------
                                       $   5,563    $  1,327    $  2,073     $   360
                                       =========    ========    ========     =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows (in thousands):


                                                          1996       1997
                                                          ----       ----
   Pension and other postretirement benefits..          $ 4,696   $ 4,872
   Employee compensation......................  	  1,175     1,227
   Accrued expenses...........................  	    538       313
   Other......................................  	    262       262
                                                        -------   -------
       Total deferred tax assets..............            6,671     6,674

   Property, plant, and equipment.............  	 (3,419)   (1,638)
   Inventory..................................  	 (3,945)   (4,032)
   Purchased intangibles......................           (2,476)   (3,474)
                                                        -------   -------
       Total deferred tax liabilities.........  	 (9,840)   (9,144)
          Net deferred tax liabilities........  	$(3,169)  $(2,470)
                                                        =======   =======


                                   39

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997



Note K - Stock Options

Prior to the Acquisition, certain of the Company's employees received options to purchase the stock of Holdings. In connection with the Acquisition, all outstanding options were either redeemed for cash or exchanged for new non-qualified options ("Rollover Options") for a total of 23,015 shares of Holdings' preferred stock, at prices ranging from $8.13 to $90.30 per share, and 76722 shares of Holdings' common stock, at prices ranging from $.81 to $9.03 per share. Upon exercise of any, or all, Rollover Options, Holdings may, at its options, settle such Rollover Options by issuing a total of 7,784 shares of preferred stock and 25,952 shares of common stock, or by paying the employee the current fair market value of such shares in cash. All Rollover Options were 100% vested at Acquisition date, are exercisable at any time through September 28, 2005 and remain outstanding at December 31, 1997.

During 1996, the Company issued options to key employees for the purchase of 36,630 shares of preferred stock of Holdings for $100 per share and 122,098 shares of common stock of Holdings for $10 per share. All of these options remaining outstanding at December 31, 1996, vest ratably over three years and are exercisable through February 28, 2006.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting as prescribed by APB25. Under APT25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the grant date, no compensation cost is recognized. SSFAS 123 requires companies that do not adopt the new fair value accounting rules to disclose pro forma net income (loss) under the new method. The fair value of each option on the date of grant was $13.93 for preferred stock options and $1.39 for common stock options, which was estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk free interest rate of 5%, dividend yield of 0% and a weighted-average expected life of the option of 3 years. If the fair value based method accounting provisions of SFAS 123 had been adopted at the beginning of 1996, the net loss would have been $(1,206,000) and $(2,758,000) for 1996 and 1997, respectively. The effects of applying
SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.


Note L - Business Segment Information

The Company operates primarily in two industries: medical products and industrial products. Operations in medical products involve the manufacturing and marketing of medical recording charts and other patient data supplies, disposable medical and surgical supplies, disposable diagnostic and monitoring electrodes, labor and delivery, fetal monitoring supplies and cables and leadwires. Operations in industrial products involve the manufacture and marketing of industrial recording supplies and marking systems for recording instruments. Following is a summary of segment information (in thousands):

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note L - Business Segment Information - Continued


                                   Pre-Acquisition
                                          Nine Mos.   Three Mo.       Year        Year
                                             Ended       Ended       Ended       Ended
                                          Sept. 28     Dec. 31     Dec. 31     Dec. 31
                                              1995        1996        1996        1997
                                              ----        ----        ----        ----
Net sales to unaffiliated customers:
   Medical products ...................   $ 78,682    $ 26,920    $176,601    $200,633
   Industrial products ................     49,213      15,200      61,423      56,860
                                          --------    --------    -------     --------
                                          $127,895    $ 42,120    $238,024    $257,493
                                          ========    ========    ========    ========
   Intersegment sales:
   Medical products ...................   $     --    $    --     $     --    $     --
   Industrial products ................     14,962       4,584      19,782      21,082
                                          --------    --------    -------     --------
                                          $ 14,962    $  4,584    $ 19,782    $ 21,082
                                          ========    ========    ========    ========
Income from continuing operations before
 general corporate expenses:
   Medical products ...................   $ 10,636    $  4,042    $ 24,685    $ 24,519
   Industrial products ................     14,294       5,117      18,127      18,427
                                          --------    --------    -------     --------
                                            24,930       9,159      42,812      42,946
   General corporate expenses:
      General .........................     (3,486)     (1,347)     (4,948)     (5,725)
      Impairment loss .................         --          --          --      (4,005)
      Nonrecurring and other charges...         --          --      (7,721)     (3,642)
      Amortization ....................       (668)     (1,406)     (8,058)     (8,800)
                                          --------    --------    -------     --------
   Income from continuing operations...   $ 20,776    $  6,406    $ 22,085    $ 20,774
                                          ========    ========    ========    ========

Capital expenditures:
   Medical products ...................   $    921    $    504    $  4,501    $  4,314
   Industrial products ................        431         179       1,353         958
   Corporate ..........................        153         131         427         318
                                          --------    --------    -------     --------
                                          $  1,505    $    814    $  6,281    $  5,590
                                          ========    ========    ========    ========
Depreciation:
   Medical products ...................   $  2,519    $    241    $  4,484    $  5,866
   Industrial products ................      1,471         298       1,375       1,163
   Corporate ..........................        485          46         552         713
                                          --------    --------    -------     --------
                                          $  4,475    $    585    $  6,411    $  7,742
                                          ========    ========    ========    ========

Identifiable assets (at period end):
   Medical products ...................   $ 46,028    $ 47,056    $ 89,679    $ 90,991
   Industrial products ................     18,665      20,008      21,149      15,601
                                          --------    --------    -------     --------
                                          $ 64,693    $ 67,064    $110,828    $106,592
   General corporate assets:
     Goodwill..........................   $165,754    $164,719    $229,693    $224,221
     Financing costs ..................      9,524       9,203      11,150       9,026
     Acquisition escrow accounts.......      4,376       4,376       9,002       5,896
     Other ............................     10,259       5,550       4,344         340
                                          --------    --------    -------     --------
                                          $254,606    $250,912    $365,017    $346,075
                                          ========    ========    ========    ========

GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

December 31, 1997


Note L - Business Segment Information - Continued

The Company operates principally in the United States. The following is a summary of information by geographic area (in thousands):


                                    Pre-Acquisition
                                           Nine Mos.  Three Mo.       Year        Year
                                              Ended       Ended      Ended       Ended
                                           Sept. 28     Dec. 31    Dec. 31     Dec. 31
                                               1995        1996       1996        1997
                                               ----        ----       ----        ----

Net sales to unaffiliated customers:
   United States (including net sales
      exported to foreign countries)...   $ 111,189    $ 36,362   $214,944    $233,876
   All other areas ....................      16,706       5,758     23,080      23,617
                                          ---------    --------   --------    --------
                                          $ 127,895    $ 42,120   $238,024    $257,493
                                          =========    ========   ========    ========
 Sales between geographic areas:
   United States.......................   $  10,807    $  3,543   $ 16,438    $ 11,755
   All other areas ....................       7,782       2,936     13,247      16,759
                                          ---------    --------   --------    --------
                                          $  18,589    $  6,479   $ 29,685    $ 28,334
                                          =========    ========   ========    ========

Identifiable assets at period end:
   United States.......................   $ 241,095    $237,209   $351,549    $331,261
   All other areas ....................      13,511      13,703     13,558      14,814
                                          ---------    --------   --------    --------
                                          $ 254,606    $250,912   $365,017    $346,075
                                          =========    ========   ========    ========

Income from continuing operations before
 general corporate expenses:
   United States (including net sales
       exported to foreign countries).....$  22,841    $  8,494   $ 39,767      37,325
   All other areas ....................       2,089         665      3,045       5,621
                                          ---------    --------   --------    --------
                                             24,930       9,159     42,812      42,946
   General corporate expenses:
      General .........................      (3,486)     (1,347)    (4,948)     (5,725)
      Impairment loss .................          --          --         --      (4,005)
      Nonrecurring and other charges...          --          --     (7,721)     (3,642)
      Amortization ....................        (668)     (1,406)    (8,058)     (8,800)
                                          ---------    --------   --------    --------
   Income from continuing operations...   $  20,776    $  6,406   $ 22,085   $  20,774
                                          =========    ========   ========    ========


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below are the names, ages and positions of the directors and executive officers of the Company:


               NAME                    AGE                          POSITION
------------------------------------   ---  ---------------------------------------------------------------
Duane B. Hopper......................  51   President, Chief Executive Officer and Director

Jeffrey A. Blair...................... 50   Senior Vice President and
                                            Chief Operating Officer

Anthony W. Borowicz..................  41   Vice President, Finance and Treasurer

Frank M. D'Amore.....................  38   Vice President and General Counsel

Kenneth D. Rolfes....................  50   Vice President, Operations
Jan Reicis...........................  45   Vice President, Human Resources
M. Catherine Militello...............  40   Vice President, North American Medical Marketing
Edward J. Sulick.....................  48   Vice President, North American Medical Sales
Edward M. Roth III...................  54   Vice President, North American Industrial Sales and Marketing
Patricia A. Baubonis.................  51   Corporate Secretary and Manager, Legal Services
Michael B. Rothfeld..................  50   Chairman of the Board
Ward W. Woods, Jr....................  55   Director
Stuart S. Janney, III................  49   Director


Duane B. Hopper has been President and Chief Executive officer since May 1994. He was President and Chief Operating Officer since December 1992, and a Director since 1993. He was Executive Vice President from August to
December 1992. Prior to that, he was Vice President and General Manager of the Medical Products Division since 1988. Before joining the Company, Mr. Hopper held general management, operations management and marketing management positions in the medical products industry, including service with divisions of Bristol-Myers Squibb (Zimmer, Inc.) and British Oxygen Corporation (Ohmeda).

Jeffrey A. Blair has been Senior Vice President and Chief Operaring Officer since June, 1997. Mr. Blair was previously Senior Vice President of Aequitron Medical, Inc. since 1992. Prior to Aequitron, Mr. Blair served in senior management positions with American Hospital Supply Corporation, Baxter Healthcare, British Oxygen Corporation, and
Sentinel Monitoring, Inc.


Anthony W. Borowicz, who became Vice President, Finance and Treasurer as of January 1, 1996, has been Controller of the medical products group since 1993, and prior thereto was an Accounting Operations Manager of the medical products group since 1985. Mr. Borowicz has served in various other capacities at the Company since 1981.

Frank M. D'Amore has been Vice President and General Counsel since December 1997. Mr. D'Amore had been an Assistant General Counsel, since 1994, with Alcon Laboratories, a Nestle, S.A. subsidiary which manufactures pharmaceuticals and medical devices. He previously has been a Partner with the Philadelphia law firm of Saul, Ewing, Remick & Saul since 1992.

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

Jan O. Reicis has been Vice President, Human Resources and Corporate Information Services since February 1997. Mr. Reicis had served as Human Resources Manager at the Company since 1994. Prior thereto, Mr. Reicis was Director of Human Resources at Moog Controls, Inc. since 1989.

M. Catherine Militello who became Vice President, North American
Medical Marketing as of July 1996, has been Director, North
American Medical Marketing since December 1993. Prior thereto,
Ms. Militello was a Product Manager, Fetal Monitoring
Products/New Product Development since 1991.

Edward J. Sulick who became Vice President, North American
Medical Sales as of July 1996, has held the position of Director, North American Medical Sales since 1991. Prior to
1991, Mr. Sulick was a District Sales Manager (U.S.) since 1985.

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

Michael B. Rothfeld became the Chairman of the Board of the Company upon consummation of the Acquisition. Mr. Rothfeld is consultant to Bessemer Partners & Co. A family partnership established by Mr. Rothfeld is a member of the general partner of Bessemer. From
1989 through 1997, Mr. Rothfeld was the sole shareholder and president of corporations which were the manager and/or general partner of the general partner of Bessemer and its predecessor. From 1989 through 1997, Mr. Rothfeld was the sole shareholder of a corporation which was a general partner of Bessemer Partners &
Co.  Mr. Rothfeld was Managing Director of Bessemer Securities
Corporation (BSC), the principal limited partner of Bessemer and its predecessor, from July 1989 to June 1993.

Ward W. Woods became a Director of the Company upon consummation of the Acquisition. Mr. Woods has since 1989 been the sole shareholder and president of corporations which are a principal manager and/or managing general partner of the general partner of Bessemer and its predecessor. Mr. Woods is the sole shareholder of a corporation which is a managing general partner of Bessemer
Partners & Co. Mr. Woods is President and Chief Executive
Officer of Bessemer Securities LLC.(BSLLC) formed in June of
1996, and of BSC, the principal limited partners of Bessemer.
Mr. Woods joined BSC in 1989.  Mr. Woods is Chairman of the
Board of Essex International, Inc. and a Director of Boise
Cascade Corporation, Kelley Oil & Gas Corporation and several private companies.

Stuart S. Janney, III became a Director of the Company upon consummation of the Acquisition. Mr. Janney was elected in January 1995 as Chairman of the Board of Directors of BSC, the Bessemer Group Incorporated, Bessemer Trust Company, N.A., and
Bessemer Trust Company of Florida. Mr. Janney was elected Chairman of the Board of Managers of BSLLC upon its formation in June 1996.
BSLLC and BSC are the principal limited partners of Bessemer. Prior to January 1995, Mr. Janney was with Alex. Brown & Sons Inc., where he spent nine years, most recently as Managing Director and head of asset management. Mr. Janney is a director of Essex International, Inc. and a number of private companies, foundations and institutions.

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


                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                      -----------------------

                                           ANNUAL COMPENSATION          AWARDS      PAYOUTS
                                      ------------------------------  -----------  ----------
                                                                      SECURITIES
              NAME AND                                                UNDERLYING      LTIP         ALL OTHER
         PRINCIPAL POSITION           YEAR  SALARY ($)  BONUS ($)(a)  OPTIONS (#)  PAYOUTS($)  COMPENSATION($)(b)
 -----------------------------------  ----  ----------  ------------  -----------  ----------  ------------------

Duane B. Hopper
 President and Chief                  1997    336,375         --              --          --         25,858
 Executive Officer  .                 1996    325,000    143,203          23,088          --         20,058

Kenneth D. Rolfes
 Vice President, North                1997    197,600         --              --          --         19,512
 American Operations  .               1996    190,000     43,071          13,588          --         14,345

Anthony W. Borowicz
 Vice President,                      1997    156,000         --              --          --         10,424
    Finance  .                        1996    150,000     34,003          13,588          --          5,259

Edward J. Sulick
 Vice President, North
 American Medical Sales               1997    143,500         --              --          --         11,979
 Information Services  .              1996    135,000     30,804           7,807          --         17,642

Edward M. Roth III
 Vice President, North American       1997    139,725         --              --          --          7,651
 Industrial Sales and Marketing  .    1996    135,000     33,417           7,807          --         14,444
---------------

(a)  Includes bonuses earned during the year, paid in the following year.
(b) Includes life insurance premiums paid by the Company, tax preparation and financial estate planning, the matching by the Company of employee contributions under the Company's Savings Program.

STOCK OPTION GRANTS

The following table sets forth certain information with respect to employee options ("options") to purchase shares of common stock and preferred stock of Holdings awarded during 1996 to the Named Executive Officers. All such options were non-qualified options.


              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996

                         NUMBER OF                                                           POTENTIAL REALIZED VALUE AT
                        SECURITIES       % OF TOTAL                                           ASSUMED ANNUAL RATES OF
                        UNDERLYING     OPTIONS GRANTED                                       STOCK PRICE APPRECIATION FOR
                         OPTIONS       TO EMPLOYEES IN    EXERCISE PRICE                            OPTION TERM(1)
       NAME             GRANTED (#)         1997            ($/SHARE)      EXPIRATION DATE       5% ($)          10% ($)
       ----            -------------        ----          --------------   ---------------       -------         -------
Duane B. Hopper               13,813       28.6%          $ 10                 2/28/2006          86,871          220,145
                          4,144/(3)/                      $100                 2/28/2006         260,614          660,447
                          3,947/(2)/                      $ 10                 2/28/2006              --               --
                       1,184/(2)(3)/                      $100                 2/28/2006              --               --

Kenneth D. Rolfes             10,453       16.9%          $ 10                 9/28/2005          65,740          166,595
                          1,938/(3)/                      $100                 9/28/2005         121,880          308,867
                          1,197/(3)/                      $100                 2/28/2006          75,279          190,771

Anthony W. Borowicz           10,453       16.9%          $ 10                 9/28/2005          65,740          166,595
                          1,938/(3)/                      $100                 9/28/2005         121,880          308,867
                          1,197/(3)/                      $100                 2/28/2006          75,279          190,771

Edward J. Sulick               6,005        9.7%          $ 10                 9/28/2005          37,766           95,705
                          1,114/(3)/                      $100                 9/28/2005          70,059          177,543
                            688/(3)/                      $100                 2/28/2006          43,268          109,650

Edward M. Roth III             6,005        9.7%          $ 10                 9/28/2005          37,766           95,705
                          1,114/(3)/                      $100                 9/28/2005          70,059          177,543
                            688/(3)/                      $100                 2/28/2006          43,268          109,650

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

The following table sets forth as to each of the Named Executive Officers information with respect to options exercised during 1996 and the status of their options on December 31, 1996: (i) the number of shares of common stock of Holdings underlying options exercised during 1996; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of common stock and preferred stock of Holdings underlying exercisable and non-exercisable stock options held on December 31, 1996; and (iv) the aggregate dollar value of in-the-money exercisable and non-exercisable stock options on December 31, 1997.

                          AGGREGATED OPTION EXERCISES
                    IN FISCAL YEAR ENDED DECEMBER 31, 1997
    WITH RESPECT TO HOLDINGS COMMON STOCK AND FISCAL YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES          VALUE OF UNEXCERCISED
                        ACQUIRED                           UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           ON                           OPTIONS AT DECEMBER 31, 1997    DECEMBER 31, 1997 ($) (2)
        NAME           EXERCISE #   VALUE REALIZED ($)   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
        ----           ----------   ------------------  -----------------------------  ---------------------------

Duane B. Hopper            --                 --                 75,818 / 54,708          5,698,496 /2,163,332
Kenneth D. Rolfes          --                 --                  8,659 /  4,929            559,161 /  300,155
Anthony W. Borowicz        --                 --                  8,659 /  4,929            559,161 /  300,155
Edward J. Sulick           --                 --                  5,650 /  2,832            385,051 /  172,412
Edward M. Roth III         --                 --                  4,975 /  2,832            321.283 /  172,412

/(1)/Includes options to acquire common stock of Holdings and options to acquire preferred stock of Holdings.
/(2)/Based on a price of approximately $10 per share of common stock and $100 per share of preferred stock on December 31, 1997.

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


                               PENSION PLAN TABLE

                       FINAL
                   AVERAGE ANNUAL                                     YEARS OF CREDITED SERVICE*
                                                      -----------------------------------------------------------
                    COMPENSATION                       5 YEARS   10 YEARS  15 YEARS  20 YEARS  25 YEARS  30 YEARS
                   --------------                     ---------  --------  --------  --------  --------  --------
                     $ 50,000                          $  2,557   $ 5,113   $ 7,670   $10,226   $12,783   $15,340
                       75,000                             4,432     8,863    13,295    17,726    22,158    26,590
                      100,000                             6,307    12,613    18,920    25,226    31,533    37,840
                      125,000                             8,182    16,363    24,545    32,726    40,908    49,090
                      150,000                            10,057    20,113    30,170    40,226    50,283    60,340
                      175,000                            11,932    23,863    35,795    47,726    59,658    71,590
                      200,000                            13,807    27,613    41,420    55,226    69,033    82,840
  Maximum eligible compensation for final 5 years:
                 1997  .............................   $150,000
                 1996  .............................    150,000
                 1995  .............................    150,000
                 1994  .............................    235,840
                 1993  .............................    228,860
                                                       $914,700
                                                       --------
                 Average:...........................   $182,940
                 ========                              ========

- --------------
 * The Pension Plan contains maximum benefit limitations (generally $120,000) based on the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

The credited years of service under the Pension Plan, and the amounts of covered compensation received during the twelve months preceding January 1, 1998, for the officers named in the cash compensation table are as follows:
Duane B. Hopper, 10 years, $150,000; Kenneth D. Rolfes, 12 years, $150,000; Anthony W. Borowicz, 17 years, $150,000; Edward J. Sulick, 24 years, $143,500 and Edward M. Roth III, 30 years, $139,725.

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

EMPLOYMENT AGREEMENT WITH DUANE B. HOPPER

Holdings and the Company entered into an employment agreement with Mr. Hopper effective September 28, 1995, which was amended by the parties on December 12, 1996 (the "Hopper Employment Agreement"). The Hopper Employment Agreement expires on December 31, 1998 subject to renewal by mutual agreement unless either party gives 180 days prior notice of its intention not to renew. The Hopper Employment Agreement also provides for a three-year noncompetition covenant. Under the Hopper Employment Agreement, Mr. Hopper receives a base salary of $336,375, subject to cumulative annual increases for inflation, and is entitled to receive an annual bonus as determined by the Company's Board of Directors.

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

EMPLOYMENT AGREEMENTS WITH OTHER SENIOR EXECUTIVES

The Company has entered into employment agreements with Mr.
Jeffrey A. Blair, Mr. Frank M. D'Amore, Mr. Anthony W. Borowicz,
Mr. Kenneth D. Rolfes, Mr. Edward M. Roth III, Mr. Edward J. Sulick, Ms. Patricia A. Baubonis, Ms Catherine M. Militello and
Mr. Jan O. Reicis on the terms described below.

The terms of the employment agreements with the others senior executives (the "Senior Executive Employment Agreements") are substantially similar and are described below.

Term

The term of the contracts for Jeffrey Blair and Jan Reicis commenced on June 2, 1997 and the term of the contract for Frank
D'Amore commenced on December 1, 1997. These contracts terminate on December 31, 1999. The term of each of the Other Senior Executive Employment Agreements commenced on September 28,
1995 and terminates on December 31, 1998.  Each of the Senior
Executive Employment Agreements may be extended for an additional term upon mutual agreement of the parties.

Compensation

Under the Senior Executive Employment Agreements, base salaries are: Ms.Baubonis, $98,800; Mr. Rolfes, $197,600; Mr. Borowicz, $156,000;
Mr. Blair, $225,000; Mr. D'Amore, 190,000; Mr. Roth, $139,725;
Mr. Sulick, $143,500; and Ms. Militello, $129,375, in each case subject to cumulative annual increases for inflation. The Senior
Executive Employment Agreements also provide for the payment of an annual a bonus as determined by the Board of Directors.

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

1997 OFFICERS INCENTIVE PLAN

The senior executives of the Company are eligible to participate in the 1997 Officers Incentive Plan. The 1997 Officers Incentive Plan provides for the payment of cash awards of up to 100% of such executive's base salary based on the achievement of performance goals.

1997 STOCK OPTION PLAN

The Graphic Holdings 1997 Stock Option Plan (the "Plan") authorizes the grant to officers and key employees of the Company of options to purchase shares of not more than 200,000 Holdings common stock and not more than 60,000 of Holdings preferred stock. No person may be granted options under the Plan representing an aggregate of more than 80,000 shares of Common Stock and an aggregate of more than 25,000 shares of Preferred Stock. The options granted under the Plan are non-qualified stock options and will be granted by the Compensation Committee of the Board of Directors (the "Committee"). To date, 122,098 options to purchase Common Stock and 36,630 options to purchase Preferred Stock have been granted to employees of the Company.

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

EMPLOYEE LOAN

As described under "Item 11. Executive Compensation--Employment Agreement with Duane B. Hopper" the Company has agreed to make loans of up to $400,000 available to Mr. Hopper, President and Chief Executive Officer of the Company, pursuant to the Hopper Employment Agreement. The Employee Loan bears interest at a rate equal to the lowest interest rate that would not result in its being a "below market loan" as defined in Section 7872 of the Internal Revenue Code. No loans are outstanding under the Employee Loan as of December 31, 1997.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 1995, 1996, AND 1997.
      The consolidated financial statements filed as a part of this Report are listed beneath Item 8 at page 22 of this Report.

(b)  FINANCIAL STATEMENT SCHEDULES

     Valuation and Qualifying Accounts (Schedule II)

(c) All other schedules are omitted as the required informtion is not applicable or the information is presented in the consolidated financial statements or the related notes.

(d) The following exhibits are incorporated by reference herein or annexed to this annual report:

                          EXHIBIT DESCRIPTION

EXHIBIT NO.                                            DESCRIPTION
------------              -----------------------------------------------------------------------
        3.1              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        3.2              By-laws of the Company (incorporated by reference to Exhibit 3.2 to the
                         Company's Registration Statement on Form S-4 (File No. 33-99094)).
        4.1              Indenture, dated as of September 15, 1995, between the Company and
                         United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        4.2              Exchange and Registration Rights Agreement, dated September 28,
                         1995, between the Company and Chemical Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
                         Form S-4 (File No. 33-99094)).
        4.3              Form of 12% Senior Subordinated Notes due 2005 of the Company
                         (incorporated by reference to Exhibit 4.3 to the Company's Registration
                         Statement on Form S-4 (File No. 33-99094)).
       10.1              Agreement and Plan of Merger dated August 3, 1995, among GH
                         Acquisition Corporation, Graphic Holdings, Inc. and the Company
                         (incorporated by reference to Exhibit 10.1 to the Company's
                         Registration Statement on Form S-4 (File No. 33-99094)).
       10.2              Purchase Agreement dated September 21, 1995, between the
                         Company and Chemical Securities, Inc. (incorporated by reference to
                         Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File
                         No. 33-99094)).

EXHIBIT NO.                                   Description
-----------      ----------------------------------------------------------------------
       10.3      Employment Agreement dated as of September 28, 1995, among GH
                 Acquisition Corporation, Graphic Holdings, Inc., the Company and
                 Duane B. Hopper (incorporated by reference to Exhibit 10.4 to the
                 Company's Registration Statement on Form S-4 (File No. 33-99094)).
       10.4      Commercial Lease between Acadia Properties, Inc. and the Company dated November 1, 1984, as modified (incorporated by reference to
                 Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File
                 No. 33-99094)).
       10.5      Share Purchase Agreement dated as of December 23, 1995, among the Company, Dan S. Sandel and the selling shareholders named therein (incorporated by reference to Exhibit 10.6 to the Company's
                 Registration Statement on Form S-4 (File No. 33-99094)).
       10.6      Credit Agreement dated as of September 28, 1995, as Amended and
                 Restated through February 29, 1996, among the Company, Graphic Holdings,
                 Inc., various lending institutions and Chase Bank, as Agent (incorporated by reference to 1996 form 10-K).
       21.1      List of subsidiaries of the Company.
       24.1      Power of Attorney (included on signature page).
       27.1      Financial Data Schedule


                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GRAPHIC CONTROLS CORPORATION

Date: March 31, 1998
                               By        /s/   Duane B. Hopper
                                   ---------------------------------
                                   DUANE B. HOPPER, PRESIDENT

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

                    SIGNATURE                         TITLE                      DATE
                    ---------                         -----                      ----

              /s/  Duane B. Hopper          President, Chief Executive  March 31, 1997
-------------------------------------------
             DUANE B. HOPPER                Officer and Chief
                                            Operating Officer
                                            and Director

      /s/  Anthony W. Borowicz              Vice President, Finance   March 31, 1997
-------------------------------------------
          ANTHONY W. BOROWICZ               and Principal Financial
                                            Officer and Principal
                                            Accounting Officer

        /s/  Michael B. Rothfeld            Chairman of the Board     March 31, 1997
-------------------------------------------
           MICHAEL B. ROTHFELD              and Director

                                            Director                  March 31, 1997
-------------------------------------------
           WARD W. WOODS, JR.

        /s/  Stuart S. Janney, III          Director                  March 31, 1997
-------------------------------------------
           STUART S. JANNEY, III

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

Financial Statement Schedules

SCHEDULE II

                        VALUATION & QUALIFYING ACCOUNTS
                  GRAPHIC CONTROLS CORPORATION & SUBSIDIARIES
                                (In thousands)

                                    Balance at         Additions                      Balance
                                    Beginning   Charged to  Charged to                at End
     Description                    of Period    Expense    Other Accts  Deductions  of Period
     -----------                    ----------  ----------  -----------  ----------  ---------
Year ended December 31, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $382       $  (78)        $ 0       $   47(1)    $257
  Allowance for returns                 400        4,658                    4,658(2)     400
                                       ----       ------         ---       ------       ----
     Total                             $782       $4,580         $ 0       $4,705       $657
                                       ====       ======         ===       ======       ====

Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $338       $   16         $49       $   21(1)    $382
  Allowance for returns                 362        2,426                    2,388(2)     400
                                       ----       ------         ---       ------       ----
     Total                             $700       $2,442         $49       $2,409       $782
                                       ====       ======         ===       ======       ====

Period ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $474       $  (43)                  $   93(1)    $338
  Allowance for returns                 334          470                      442(2)     362
                                       ----       ------         ---       ------       ----
     Total                             $808       $  427         $ 0       $  535       $700
                                       ====       ======         ===       ======       ====

Period ended September 28, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $403       $   96                   $   25(1)    $474
  Allowance for returns                 406        1,614                    1,686(2)     334
                                       ----       ------         ---       ------       ----
     Total                             $809       $1,710         $ 0       $1,711       $808
                                       ====       ======         ===       ======       ====


(1) Uncollectible accounts written off, net of recoveries.
(2) Returns from customers during the year.

EXHIBIT 21.1

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