Form 10-Q
period 1998-03-31
GRAPHIC CONTROLS CORP
filed 1998-05-15
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1998

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets
      March 31, 1998 and December 31, 1997..................................................      1

      Condensed consolidated statements of operations
      -- three months ended March 31, 1998 and 1997..........................................     2

      Condensed consolidated statements of cash flow
      -- three months ended March 31, 1998 and 1997..........................................     3

      Notes to condensed consolidated financial statements
      -- March 31, 1998......................................................................     4



    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................................      5-6



    PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Report on Form 8-K.................................................     7

    Signature...............................................................................      8


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31     MARCH 31
                                                               1997         1998
                                                        -----------   ----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    626     $    437
 Accounts receivable, net.............................       35,280       37,781
 Inventories..........................................       32,091       31,257
 Income tax recoverable...............................          730          173
 Other................................................        1,055        1,397
                                                           --------     --------
   Total current assets...............................       69,782       71,045
Property, plant and equipment:
 Land.................................................        1,095        1,095
 Buildings and improvements...........................        7,390        7,401
 Machinery and equipment..............................       34,278       35,656
                                                           --------     --------
                                                             42,763       44,152
 Less accumulated depreciation........................       13,660       15,754
                                                           --------     --------
                                                             29,103       28,398

Goodwill, net.........................................      224,221      222,739
Other assets..........................................       22,969       23,640
                                                           --------     --------
                                                           $346,075     $345,822
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  4,446     $  4,137
 Accounts payable.....................................       14,081       12,139
 Accrued expenses.....................................       13,133       11,195
 Deferred income taxes................................        2,230        2,230
 Current portion of long-term debt....................       12,165       12,444
                                                           --------     --------
   Total current liabilities..........................       46,055       42,145
Long-term debt........................................      201,625      205,554
Deferred income taxes.................................          240          242
Other non-current liabilities.........................       20,187       20,156
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............       (2,910)      (3,190)
 Equity adjustment from foreign currency translation..       (1,488)      (1,451)
                                                           --------     --------
   Total shareholder's equity.........................       77,968       77,725
                                                           --------     --------
                                                           $346,075     $345,822
                                                           ========     ========

(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended    Three Months Ended
                                                  March 31, 1997        March 31, 1998
                                               -----------------    ------------------

Net sales...................................... $   63,466          $   65,510

Cost of sales..................................     33,754              38,067
                                                ----------          ----------
Gross Profit...................................     29,712              27,443

Selling, general and administration expenses...     18,411              18,967
Amortization expense...........................      2,094               2,169
Other nonrecurring expense. ...................      1,289                 636
                                                ----------          ----------
  Total operating expenses.....................     21,794              21,772
                                                ----------          ----------
Operating income...............................      7,918               5,671

Interest expense...............................     (5,634)             (5,423)
                                                -----------         ----------
Income before income taxes.....................      2,284                 248

Income tax expense.............................      1,300                 528
                                                 ---------          ----------
Net income (loss).............................. $      984          $     (280)
                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                          MARCH 31, 1997         MARCH 31, 1998
                                                      ------------------     ------------------

Operating activities:
  Net income (loss).............................          $    984             $    (280)
  Depreciation and amortization.................             4,134                 4,284
  Changes in assets and liabilities.............            (9,154)               (6,741)
                                                          --------             ---------
    Net cash used by operations.................            (4,036)               (2,737)
                                                          --------             ---------

 Investing activities:
  Additions to property, plant & equipment......            (1,660)               (1,351)
                                                          --------             ---------
    Net cash used in investing activities.......            (1,660)               (1,351)
                                                          --------             ---------

 Financing activities:
  Repayment of senior debt......................              (375)               (2,938)
  Decrease in cash overdraft....................            (2,954)                 (309)
  Proceeds from senior bank facilities..........             9,119                 7,146
                                                          --------              --------
    Net cash provided by financing activities...             5,790                 3,899
                                                          --------             ---------
  Increase (decrease) in cash and cash equivalents              94                  (189)
  Cash and cash equivalents at beginning of period             563                   626
                                                          --------             ---------
  Cash and cash equivalents at end of period.....         $    657             $     437
                                                          ========             =========



    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.



 NOTE B - INVENTORIES


 The components of inventory consist of the following (in thousands):


                                             DECEMBER 31  MARCH 31
                                                    1997      1998
                                             -----------  --------

       Raw materials................            $18,331   $10,664
       Work in process..............              2,116     3,090
       Finished products............             11,644    17,503
                                                -------   -------
                                                $32,091   $31,257
                                                =======   =======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997.

Net Sales increased by 3.2% from $63.5 million in the first quarter ended March 31, 1997 to $65.5 million for the three months ended March 31, 1998. Domestic medical sales increased by 8.0% in the three months ended March 31, 1998 over the same period last year. Domestic medical unit volume increased by approximately 14% compared to last year. Partially offsetting the increased volume was the full effects of pricing discounts offered on large purchasing group contracts. The full effect of these price discounts were not realized until the second half of 1997. Industrial sales declined by 7.4% in the first three months ended March 31, 1998, due to timing issues relating to clearing backordered shipments in 1997. International revenues declined by $0.5 million or 12.6% primarily due to foreign currency effects from the strength of the U.S. dollar in comparison with foreign currencies.


Gross profit decreased from $29.7 million for the first quarter ended March
31, 1997 to $27.4 million for the first quarter ended March 31, 1998, a decrease of $2.3 million or 7.6%. The majority of the decrease is attributable to the timing effects of the lower medical products selling prices and the lower Industrial sales volume. Gross margins as a percentage of sales declined from 46.8% in the first quarter 1997 to 41.9% for the first quarter 1998 as a result of the aforementioned factors.


Selling, General & Administrative Expenses increased by $0.6 million or 3.0% from $18.4 million in the three months ended March 31, 1997 to $19.0 million in 1998. The increase was primarily attributable to increased volume related freight and sales commission expenses. As a percentage of sales, expenses remained at 28.7% for the first quarter 1998 compared to last year.


Nonrecurring Expense decreased by $0.7 million from $1.3 million for the three months ended March 1997 to $0.6 million in 1998. This expense represents costs primarily associated with the contract with Thomas Group Incorporated. The Thomas Group has been contracted to assist in the profit enhancing activities of the Company. Their focus will be on reducing order fulfillment and new product development cycle time, reducing working capital requirements and other corporate productivity measures aimed at increasing revenue growth and improving margins.


Operating Income decreased by $2.2 million from $7.9 million in the three months ended March 31, 1997 to $5.7 million for the same period this year. The decrease was principally the result of the expected timing effects of the medical selling price reductions and lower Industrial sales volume compared with last year.


Net Interest Expense decreased from $5.6 million in the three months ended March 31, 1997 to $5.4 million for same period this year. The decrease was the result of the decreased indebtedness of approximately $18 million compared to March 1997.

Liquidity and Capital Resources. Cash flows used by operations for the first quarter 1998 was $2.7 million as compared to $4.0 million used by operations for the three months ended March 1997. Operating cash flows for 1998 were impacted by an increase in accounts receivable primarily due to the increased sales in the month of March 1998.


Net cash used by investing activities was $1.4 million reflecting purchases of machinery and equipment to primarily support the growth in medical products.

Cash flows from financing activities were $3.9 million for the first quarter 1998. The increase was provided by borrowings under the Company's revolving bank line of credit to support the temporary increase in working capital. On March 31, 1998, the Company had aggregate borrowings under its credit facility of $143.0 million and $20.9 million available under its bank line of credit.


In the first quarter, the Company amended its Credit Agreement (see Exhibit 10.7) in connection with the Company's forecast on sales to the Premier Alliance and to reflect one time costs and related savings relating to the Thomas Group's initiatives.


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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits filed as part of this report are listed below:

     Exhibit No.                      Description
     -----------                      -----------------------
          10.7                        Amendment to Credit Agreement
          27                          Financial Data Schedule

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




Date May 15, 1998                     /s/ Anthony W. Borowicz
-------------------------             ------------------------

                                      Anthony W. Borowicz,
                                      Vice President - Finance

                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

                                 AMENDMENT


          AMENDMENT, dated as of March 17, 1998 (this "Amendment"), to the Credit Agreement as of September 28, 1995, as amended and restated through February 29, 1996 (as further amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Graphic Controls Corporation, a New York corporation (the "Borrower"), Graphic Holdings, Inc. a Delaware corporation ("Holdings"), the several banks and other financial institutions from time to time parties thereto (the "Lenders"), the Co-Agents named therein and the Chase Manahattan Bank (as successor to Chemical Bank), a New York banking corporation, as agent for the Lenders (the "Agent").


                                W I T N E S S E T H :


          WHEREAS, the Borrower, Holdings, the Lenders and the Agent desire that certain provisions of the Credit Agreement be amended in the manner provided for in this Amendment;

          NOW THEREFORE, in consideration of the premises herein contained and for other good and valuable considerations, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

          1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein which are defined in the Credit Agreement, as amended hereby, are used herein as therein defined.

          2. Amendment of Section 8.4. Section 8.4 of the Credit Agreement is hereby amended by deleting from paragraph (d) the amount of "$10,000,000" and substituting therefor the amount of "$15,000,000".

          3. Amendment of Section 8.5. Section 8.5 of the Credit Agreement is hereby amended by deleting from paragraph (a) the amount of "$8,500,000" and substituting therefor the amount of "$10,000,000".

          4. Amendment of Section 8.13. Section 8.13 of the Credit Agreement is hereby amended by deleting the columns captioned "Test Period Ending" and "Ratio" and substituting therefor the following:

                                                  Test Period Ending          Ratio
                                                  ------------------          -----

                                                  March 31, 1998            1.75 to 1.00
                                                  June 30, 1998             1.75 to 1.00
                                                  September 30, 1998        1.75 to 1.00
                                                  December 31, 1998         2.00 to 1.00
                                                  March 31, 1999            2.00 to 1.00
                                                  June 30, 1999             2.00 to 1.00
                                                  September 30, 1999        2.25 to 1.00
                                                  December 31, 1999         2.25 to 1.00
                                                  March 31, 2000            2.50 to 1.00
                                                  June 30, 2000             2.50 to 1.00
                                                  September 30, 2000        2.50 to 1.00
                                                  December 31, 2000         2.50 to 1.00
                                                  March 31, 2001 and        2.50 to 1.00
                                                  each March 31, June 30,
                                                  September 30 and
                                                  December 31 thereafter


          5. Amendment of Section 8.14. Section 8.14 of the Credit Agreement is hereby amended by deleting the columns captioned "Fiscal Quarter" and "Ratio" and substituting therefor the following:

                                                  Fiscal Quarter                Ratio
                                                  --------------                -----

                                                  March 31, 1998            3.60 to 1.00
                                                  June 30, 1998             3.50 to 1.00
                                                  September 30, 1998        3.50 to 1.00
                                                  December 31, 1998         3.25 to 1.00
                                                  March 31, 1999            3.00 to 1.00
                                                  June 30, 1999             3.00 to 1.00
                                                  September 30, 1999        2.75 to 1.00
                                                  December 31, 1999         2.50 to 1.00
                                                  March 31, 2000            2.50 to 1.00
                                                  June 30, 2000             2.25 to 1.00
                                                  September 30, 2000        2.25 to 1.00
                                                  December 31, 2000         2.25 to 1.00
                                                  March 31, 2001 and        2.25 to 1.00
                                                  each March 31, June 30,
                                                  September 30 and
                                                  December 31 thereafter


          6. Effectiveness. This Amendment shall become effective as of the date first written above on the condition that (a) the Borrower shall have delivered to the Agent duly executed copies of this Amendment, (b) the Agent shall have received duly executed copies of the Acknowledgment and Consent attached hereto signed by each of the Guarantors and (c) the Required Lenders shall have executed this Amendment.

          7. Amendment Fee. In the event that this Amendment becomes effective on or before March 27, 1998, the Borrower will pay to each Lender which executes and returns this Amendment on or prior to March 27, 1998 an amendment fee equal to .1% of the sum of such Lender's Revolving Commitment and outstanding Term Loans, such fee to be payable on March 27, 1998.

          8. Representations and Warranties. (a) The respective representations and warranties made by each of the Borrower and the other Loan Parties contained in the Credit Documents to which each is a party are true and correct, in all material respects, on and as of the date hereof after giving effect to this Amendment; and

          (b) Each of the Borrower and Holdings has the power and authority and the legal right to make and deliver this Amendment and has taken all necessary action to authorize the execution and delivery of this Amendment.

          9.  No Other Amendments or Waivers.   Except as expressly waived
herein, the Credit Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

          10. Counterparts. This Amendment may be executed in counterparts and all of the said counterparts taken together shall be deemed to constitute one and the same instrument.

          11. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

          12. Expenses. The Borrower agrees to pay or reimburse the Agent for all of its out-of-pocket costs and expenses incurred in connection with the development, preparation, negotiation and execution of this Amendment, including, without limitation, the reasonable fees and disbursements of counsel to the Agent.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first written above.