Form 10-Q
period 1998-06-30
GRAPHIC CONTROLS CORP
filed 1998-08-14
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the quarterly period ended June 30, 1998

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
      June 30, 1998 and December 31, 1997...................................................      1

      Condensed consolidated statements of income
      -- three months ended June 30, 1998 and 1997
         six months ended June 30, 1998 and 1997............................................      2

      Condensed consolidated statements of cash flow
      -- six months ended June 30, 1998 and 1997............................................      3

      Notes to condensed consolidated financial statements
      -- June 30, 1998......................................................................      4


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................................      5-7

    PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Report on Form 8-K................................................      8

    Signature...............................................................................      9


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31     JUNE 30
                                                               1997        1998
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    626     $    373
 Accounts receivable, net.............................       35,280       36,397
 Inventories..........................................       32,091       31,927
 Income tax recoverable...............................          730          396
 Other................................................        1,055        1,027
                                                           --------     --------
   Total current assets...............................       69,782       70,120
Property, plant and equipment:
 Land.................................................        1,095        1,094
 Buildings and improvements...........................        7,390        7,375
 Machinery and equipment..............................       34,278       30,340
                                                           --------     --------
                                                             42,763       38,809
 Less accumulated depreciation........................       13,660       16,107
                                                           --------     --------
                                                             29,103       22,702

Goodwill, net.........................................      224,221      221,259
Other assets..........................................       22,969       25,095
                                                           --------     --------
                                                           $346,075     $339,176
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  4,446     $  2,542
 Accounts payable.....................................       14,081       14,054
 Accrued expenses.....................................       13,133       13,589
 Deferred income taxes................................        2,230        2,230
 Current portion of long-term debt....................       12,165       12,758
                                                           --------     --------
   Total current liabilities..........................       46,055       45,173
Long-term debt........................................      201,625      196,725
Deferred income taxes.................................          240          234
Other non-current liabilities.........................       20,187       20,110
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............       (2,910)      (3,473)
 Equity adjustment from foreign currency translation..       (1,488)      (1,959)
                                                           --------     --------
   Total shareholder's equity.........................       77,968       76,934
                                                           --------     --------
                                                           $346,075     $339,176
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                              Three Months Ended June 30,   Six Months Ended June 30,
                                                      1997         1998            1997         1998
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   62,867   $   66,969       $ 126,333    $ 132,479

 Cost of sales.................................     35,485       38,646          69,382       76,713
                                                ----------   ----------       ---------    ---------
 Gross profit..................................     27,382       28,323          56,951       55,766

 Selling, general and administration expenses..     18,770       19,272          37,181       38,239
 Amortization expense                                2,154        2,120           4,303        4,289
 Other non-recurring expense...................      1,857        1,329           2,948        1,965
                                                ----------   ----------       ---------    ---------
   Total operating expense.....................     22,781       22,721          44,432       44,493
                                                ----------   ----------       ---------    ---------
 Operating income..............................      4,601        5,602          12,519       11,273

 Interest expense..............................     (5,836)      (5,457)        (11,470)     (10,880)
                                                ----------   ----------       ---------    ---------
 Income (loss) before income taxes.............     (1,235)         145           1,049          393


 Income tax expense (benefit)..................       (237)         428           1,063          956
                                                ----------   ----------       ---------    ---------
 Net income (loss)............................. $     (998)  $     (283)      $     (14)   $    (563)
                                                ==========   ==========       =========    =========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)

                                                  SIX MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30, 1997         JUNE 30, 1998
                                                  ----------------      ----------------

Operating activities:
  Net income (loss)....................................   $    (14)            $    (563)
  Depreciation and amortization........................      8,257                 8,447
  Changes in assets and liabilities....................     (9,468)               (4,752)
                                                          --------             ---------
  Net cash provided (used) by operations...............     (1,225)                3,132
                                                          --------             ---------
  Investing activities:
  Additions to property, plant and equipment...........     (3,168)               (2,588)
  Proceeds from sale of property, plant and equipment..         --                 5,414
                                                          --------             ---------
  Net cash provided (used) in investing activities.....     (3,168)               (2,826)
                                                          --------             ---------
Financing activities:
  Repayment of senior debt.............................     (2,313)               (7,147)
  Decrease in cash overdraft...........................     (2,954)               (1,904)
  Proceeds from senior bank facilities.................      9,358                 2,840
                                                          --------             ---------
  Net cash provided (used) in financing activities.....      4,091                (6,211)
                                                          --------             ---------

 Increase (decrease) in cash and cash equivalents......       (302)                 (253)
 Cash and cash equivalents at beginning of period......        563                   626
                                                          --------             ---------
 Cash and cash equivalents at end of period............   $    261             $     373
                                                          ========             =========

    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

 The components of inventory consist of the following (in thousands):

                                            DECEMBER 31     JUNE 30
                                                   1997        1998
                                            -----------     --------

       Raw materials................            $11,644     $10,305
       Work in process..............              2,116       2,635
       Finished products............             18,331      18,987
                                                -------     -------
                                                $32,091     $31,927
                                                =======     =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Net Sales for the three months ended June 30, 1998 were $67.0 million compared to $62.9 million for the corresponding three months ended June 30, 1997, an increase of 6.5%. Domestic medical sales increased by 9.7% in the three months ended June 30, 1998 over the same period last year by reflecting positive growth in National Accounts and Alternate Site markets. Industrial sales declined by 6.2% compared to last year. International sales increased by 11% compared to last year.


Gross Profit for the second quarter of 1998 was $28.3 million, compared to $27.4 million for the second quarter 1997. The Company's gross profit percentage decreased to 42.3% in the second quarter of 1998 from 43.4% in the second quarter of 1997. The decrease is partially attributable to the timing effect of lower medical products selling prices on certain large national account contracts. Gross margins, however, improved from 41.9% in the first quarter of 1998. The improvement is due to the higher fixed manufacturing absorption expense due to increased medical sales volume and manufacturing cost productivity improvements.


Selling, General & Administrative Expenses (SG&A) for the second quarter of 1998 were $19.3 million, compared to $18.8 million for the second quarter 1997. As a percentage to sales, SG&A expense decreased to 28.8% in the second quarter of 1998 from 29.9% in the second quarter of 1997. The decrease in SG&A expense as a percentage of net sales is partially attributable to the increased sales and expense reduction activities.


Nonrecurring Expense for the three months ended June 30, 1998 of $1.3 million decreased by $.5 million from the comparable period last year. This expense represents costs primarily associated with the contract with Thomas Group Incorporated and employee severance costs.


Operating Income for the the three months ended June 30, 1998 of $5.6 million increased by $1.0 million compared to the same quarter last year, an increase of 21.8%. As a percentage to sales, operating margins improved to 8.4% in the second quarter of 1998 from 7.3% in the second quarter of 1997.


Net Interest Expense for the three months ended June 30, 1998 of $5.5 million decreased by $.4 million compared to the same period last year. The decrease was the result of decreased indebtedness of approximately $25 million compared to June 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.


Net Sales for the six months ended June 30, 1998 were $132.5 million, an increase of $6.2 million or 4.9% from net sales of $126.3 million for the corresponding six months ended June 30, 1997. Medical sales increased by 8.9%, Industrial sales decreased by 6.9% and International sales decreased by .8% for the six months ended June 1998 compared to the corresponding period in 1997.


Gross Profit for the first six months of fiscal 1998 was $55.8 million, a decrease of $1.2 million from gross profit of $57.0 million for the corresponding fiscal period. The majority of the decrease is attributable to the timing effects of the lower medical national account selling prices and higher first quarter 1997 sales due to timing issues relating to clearing backordered shipments.


Selling, General and Administrative Expenses (SG&A) of $38.2 million increased 2.7% for the first six months of fiscal 1998 from $37.2 million in the first half of 1997. As a percentage of net sales, expenses decreased from 29.4% to 28.9% for the first half of 1998 compared to 1997.


Nonrecurring Expense and other charges decreased by $0.9 million for the six months ended June 30, 1998 compared with the same period last year from $2.9 million to $2.0 million.


Operating Income decreased by $1.2 million from $12.5 million in the first six months of 1997 to $11.3 million in the first half of fiscal 1998 as a result of the foregoing factors. Earnings before interest, taxes, depreciation, amortization, and other nonrecurring expenses were $22.1 million for the six months ended June 30, 1998, a decrease of 8.4% from the first six months of 1997.


Net Interest Expense was $10.9 million for the first half of fiscal 1998 compared to $11.5 million for the same period last year. The decrease was the result of decreased indebtedness of approximately $25 million compared to June 1997.


Liquidity and Capital Resources. Cash flows provided by operations for the first six months of fiscal 1998 was $3.1 million as compared to $1.2 million used by operations for the six months ended June 1997. Operating cash flows for 1997 were negatively impacted by an increase in inventories of approximately $5.5 million due to the ramp up for the projected increase in sales for the Premier contract and the unanticipated slowdown in distributor purchases.


Net cash provided investing activities was $2.8 million, reflecting $2.6 million in purchases of machinery and equipment to primarily support the growth in medical products and proceeds of $5.4 million from a sale/leaseback of equipment.


Cash flows used in financing activities were $6.2 million for the first half ended June 30, 1998, primarily representing repayment of borrowings under the Company's bank line of credit. On June 30, 1998 the Company had aggregate borrowings under its credit facility of $134.5 million and $26.8 million available under its bank line of credit.


Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future.


The Effect Of The Year 2000 Compliance

The Company is in the process of implementing a new enterprise-wide software program that will solve year 2000 compliance issues. The Company anticipates completing this program in mid 1999. Management believes that the repair of existing systems or the purchase of new software will not have a material effect on the financial results of the company.

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



  August 14, 1998              Anthony W. Borowicz
  ------------------           -------------------------------------------
  Date                         Anthony W. Borowicz, Vice President-Finance
                               (Principal Financial Officer and Duly
                               Authorized Officer)