Form 10-Q
period 1998-09-30
GRAPHIC CONTROLS CORP
filed 1998-11-13
CIK 43134

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                     _________________________

                             FORM 10-Q
                     _________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the quarterly period ended September 30, 1998

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

                                                                                              PAGE NO.
                                                                                              --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets
    September 30, 1998 and December 31, 1997...............................................     1

      Condensed consolidated statements of income
      -- three months ended September 30, 1998 and 1997
        nine months ended September 30, 1998 and 1997......................................     2

      Condensed consolidated statements of cash flow
      --nine months ended September 30, 1998 and 1997......................................     3

      Notes to condensed consolidated financial statements
      -- September 30, 1998................................................................     4


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.......................................     5-7

    PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Report on Form 8-K...............................................     8

    Signature..............................................................................     9


PART I.  FINANCIAL INFORMATION

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31  SEPTEMBER 30
                                                               1997          1998
                                                        ------------  -----------
                                                             (1)      (UNAUDITED)
                             ASSETS

Current Assets:
 Cash and cash equivalents............................     $    626     $    548
 Accounts receivable, net.............................       35,280       38,999
 Inventories..........................................       32,091       30,160
 Income tax recoverable...............................          730          720
 Other................................................        1,055          743
                                                           --------     --------
   Total current assets...............................       69,782       71,170
Property, plant and equipment:
 Land.................................................        1,095        1,093
 Buildings and improvements...........................        7,390        7,372
 Machinery and equipment..............................       34,278       30,699
                                                           --------     --------
                                                             42,763       39,164
 Less accumulated depreciation........................       13,660       17,767
                                                           --------     --------
                                                             39,103       21,397

Goodwill, net.........................................      224,221      219,780
Other assets..........................................       22,969       20,488
                                                           --------     --------
                                                           $346,075     $332,835
                                                           ========     ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Cash overdraft.......................................     $  4,446     $  5,537
 Accounts payable.....................................       14,081       12,723
 Accrued expenses.....................................       13,133       11,790
 Deferred income taxes................................        2,230        2,230
 Current portion of long-term debt....................       12,165       13,017
                                                           --------     --------
   Total current liabilities..........................       46,055       45,297
Long-term debt........................................      201,625      195,755
Deferred income taxes.................................          240          223
Other non-current liabilities.........................       20,187       15,248
Shareholder's equity:
 Common stock ($1 par)
 Authorized - 5,000,000 shares; issued & outstanding
  100 shares..........................................           --           --
 Additional paid-in capital...........................       82,366       82,366
 Retained earnings (accumulated deficit)..............       (2,910)      (3,627)
 Equity adjustment from foreign currency translation..       (1,488)      (2,427)
                                                           --------     --------
   Total shareholder's equity.........................       77,968       76,312
                                                           --------     --------
                                                           $346,075     $332,835
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

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (UNAUDITED, IN THOUSANDS)


                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                      1997         1998            1997         1998
                                                ----------   ----------       ---------    ---------

 Net sales..................................... $   65,883    $  65,575       $ 192,216    $ 198,054

 Cost of sales.................................     36,617       38,602         105,999      115,315
                                                ----------    ---------      ----------    ---------
 Gross profit..................................     29,266       26,973          86,217       82,739

 Selling, general and administration expenses..     18,876       17,818          56,057       56,057
  Amortization expense.........................      2,156        2,135           6,459        6,424
  Other non-recurring expense..................      1,404        1,249           4,352        3,214
                                                ----------    ---------       ---------    ---------
   Total operating expense.....................     22,436       21,202          66,868       65,695
                                                ----------    ---------       ---------    ---------
 Operating income..............................      6,830        5,771          19,349       17,044

 Interest expense..............................     (5,870)      (5,353)        (17,340)     (16,233)
                                                 ----------   ---------        --------     --------
 Income (loss) before income taxes.............        960          418           2,009          811


 Income tax expense (benefit)..................        654          572           1,717        1,528
                                                 ---------    ---------        --------     --------
 Net income (loss)............................. $      306    $    (154)     $      292     $   (717)
                                                 =========    =========        ========     ========

See accompanying notes to condensed consolidated financial statements.

             GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN THOUSANDS)


                                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1997     SEPTEMBER 30, 1998
                                                      ------------------     ------------------

Operating activities:
  Net income (loss)...............................        $    292             $    (717)
  Depreciation and amortization...................          12,326                12,311
  Changes in assets and liabilities...............         (13,758)               (9,932)
                                                          --------             ---------
    Net cash provided (used) by operations........          (1,140)                1,662
                                                          --------             ---------
 Investing activities:
  Additions to property, plant and equipment......          (4,475)               (3,227)
  Proceeds from sale of machinery and equipment...              --                 5,414
                                                          --------             ---------
    Net cash used in investing activities.........          (4,475)                2,187
                                                          --------             ---------
 Financing activities:
  Repayment of senior debt........................          (4,750)              (10,057)
  Decrease in cash overdraft......................          (1,873)                1,091
  Proceeds from senior bank facilities............          12,184                 5,039
                                                          --------             ---------
    Net cash provided by financing activities.....           5,561                (3,927)
                                                          --------             ---------

 Increase (decrease) in cash and cash equivalents.             (54)                  (78)
 Cash and cash equivalents at beginning of period.             563                   626
                                                          --------             ---------
 Cash and cash equivalents at end of period.......        $    509             $     548
                                                          ========             =========

    See accompanying notes to condensed consolidated financial statements.

         GRAPHIC CONTROLS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Graphic Controls Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

 The components of inventory consist of the following (in thousands):

                                             DECEMBER 31  SEPTEMBER 30
                                                1997        1998
                                             -----------  --------

       Raw materials................            $11,644   $ 9,944
       Work in process..............              2,116     2,675
       Finished products............             18,331    17,541
                                                -------   -------
                                                $32,091   $30,160
                                                =======   =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Net Sales for the three months ended September 30, 1998 were $65.6 million compared to $65.9 million for the corresponding three months ended
September 30, 1997, a decrease of .5%. Increased sales volume in the company's Medical and International segments were offset by the decline in Industrial product sales.


Gross Profit for the third quarter of 1998 was $27.0 million, compared to $29.3 million for the third quarter of 1997. The Company's gross margin percentage was 41.1% in the third quarter of 1998 from 44.4% in the third quarter of 1997. The decrease is partially attributable to the timing effect of lower medical products selling prices on certain large national account contracts.


Selling, General & Administrative Expenses (SG&A) for the third quarter of 1998 were $17.8 million, compared to $18.9 million for the third quarter 1997. As a percentage to sales, SG&A expense decreased to 27.2% in the third quarter of 1998 from 28.7% in the third quarter of 1997. The decrease in SG&A expense as a percentage of net sales is partially attributable to expense reduction activities.


Non-recurring expense for the three months ended September 30, 1998 of $1.2 million decreased by $.2 million from the comparable period last year. This expense represents costs primarily associated with the contract with the Thomas Group Incorporated and employee severance costs.


Operating income for the three months ended September 30, 1998 of $5.8 million decreased by $1.0 million compared to the same quarter last year, a decrease of 15.5%. As a percentage to sales, operating margins declined to 8.8% in the third quarter of 1998 from 10.4% in the third quarter of 1997.


Net Interest expense for the three months ended September 30, 1998 of $5.4 million decreased by $.5 million compared to the same period last year. The decrease was the result of decreased indebtedness of approximately $26 million compared to September 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Net Sales for the nine months ended September 30, 1998 were $198.1 million, an increase of $5.9 million or 3.1% from net sales of $192.2 million for the
corresponding nine months ended September 30, 1997.   Medical sales increased
by 5.7% Industrial sales decreased by 7.9% and International sales increased by 9.4% for the nine months ended September 1998 compared to the corresponding period of 1997.


Gross Profit for the first nine months of fiscal 1998 was $82.7 million, a decrease of $3.5 million from gross profit of $86.2 million for the corresponding fiscal period. The majority of the decrease is attributable to the timing effects of the lower medical national account selling prices and higher first quarter 1997 sales due to timing issues relating to clearing backordered shipments.


Selling, General and Administrative Expenses (SG&A) were $56.1 million for the first nine months of both fiscal 1998 and 1997. As a percentage of net sales, expenses decreased from 29.2% to 28.3% for the first nine months of 1998 compared to 1997.


Nonrecurring Expense and other charges decreased by $1.2 million for the nine months ended September 30, 1998 compared with the same period last year from $4.4 million to $3.2 million.


Operating Income decreased by $2.3 million from $19.3 million in the first nine months of 1997 to $17.0 million in the comparable 1998 period as a result of the foregoing factors. Earnings before interest, taxes, depreciation, amortization, and nonrecurring and other charges was $32.6 million for the nine months ended September 30, 1998, compared to $36.0 for the same period last year, a decrease of 9.4% for the first nine months of 1997.


Net Interest Expense was $16.2 million for the nine months of fiscal 1998 compared to $17.3 million for the same period last year. The decrease was the result of decreased indebtedness of approximately $26 million compared to September 1997.


Liquidity and Capital Resources. Cash flows provided by operations for the first nine months of fiscal 1998 was $1.7 million as compared to $1.1 million used by operations for the nine months ended September 1997. Operating cash flow for 1998 were negatively impacted by an increase in inventories of approximately $5.5 million due to the ramp up for the projected increase in sales for the Premier contract and the unanticipated slowdown in distributor purchases.


Net cash provided by investing activities was $2.2 million reflecting $3.2 million in purchases of machinery and equipment to primarily support the growth in medical products and proceeds of $5.4 million from a sale/leaseback of equipment.


Cash flows used in financing activities were $3.9 million for the nine months ended September 30, 1998, primarily representing repayment of borrowings under the Company's bank line of credit. On September 30, 1998 the Company had aggregate borrowings under its credit facility of $133.8 million and $25.2 million available under its bank line of credit.


Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future.


The Effect Of The Year 2000 Compliance. The Company is in the process of implementing a new enterprise-wide software program that will solve Year 2000 compliance issues. The Company anticipates completing this program in mid 1999. Management believes that the repair of existing systems or the purchase of new software will not have a material effect on the financial results of the Company.

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




                                        Graphic Controls Corporation
                                        ----------------------------


Date:  November 13, 1998                -----------------------------
       _________________                Anthony W. Borowicz, Vice President -
                                        Finance
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)